Form 10-Q
period 1996-03-31
SIERRA PACIFIC PENSION INVESTORS 84
filed 1996-05-15
CIK 747729

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended                                              March 31, 1996
                      ----------------------------------------------------------
Commission file number                                            0-14269
                      ----------------------------------------------------------


                      SIERRA PACIFIC PENSION INVESTORS `84
                             (A LIMITED PARTNERSHIP)


         State of California                                         33-0043952
- ---------------------------------                      ----------------------
  (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification Number)


          5850 San Felipe, Suite 500
                Houston, Texas                                       77057
- --------------------------------------------                       -----------
    (Address of principal executive offices)                        (Zip Code)



Registrant's telephone number,
including area code:                                          (713) 706-6271
                             -------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] . No[ ].


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:
                                                                            Page
                                                                          Number
Balance Sheets - March 31, 1996 and December 31, 1995 ......................   4



Statements of Operations - for the Three Months Ended
March 31, 1996 and 1995 ....................................................   5


Statements of Changes in Partners' Equity -
From June 5, 1984 (inception of the Partnership) to
December 31, 1995 and for the Three Months Ended March 31, 1996 ............   6

Statements of Cash Flows - for the Three Months
Ended March 31, 1996 and 1995 ..............................................   7

Notes to Financial Statements ..............................................   8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

(a) OVERVIEW

The following discussion should be read in conjunction with the Partnership's Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns one property, Sierra Valencia. In addition, the Partnership holds a 49% interest in Sierra Mira Mesa Partners ("SMMP").


(b) RESULTS OF OPERATIONS

Rental income remained constant for the first three months of 1996 when compared to the same period in 1995 while operating expenses decreased $4,000, or 3%. There has been little tenant turnover at the Property and occupancy rates have remained constant. Interest income decreased $31,000, or 39%, due to a $1.3 million paydown on the underlying note receivable received in the third quarter of 1995.

The Partnership's share of loss from investment in SMMP increased by $12,000. The increase in losses generated by SMMP were principally due to its share of losses from the Sorrento I Partners ("SIP") joint venture, which owns the Sorrento I property. SMMP's ownership interest in SIP increased from 58.59% in 1995 to 75.06% in 1996 which contributed to the increase in losses recorded in the current year.

(c) LIQUIDITY AND CAPITAL

The Partnership generated cash of $28,000 from operating activities during the three months ended March 31, 1996. The Partnership is in a liquid position, with current assets of $268,000 and current liabilities of $97,000. Cash of $1,318,000 was received on the note receivable from the Sierra Spectrum Sale in the third quarter of 1995 and a short-term advance was made to Sierra Mira Mesa Partners in the amount of $1,300,000. The Partnership's primary capital requirements will be for construction of new tenant space and compliance with the Americans with Disabilities Act or other yet unknown changes in building codes. The estimated costs of completing tenant improvements for vacant space is approximately $100,000.



                      SIERRA PACIFIC PENSION INVESTORS '84
                            (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995

                                               March 31,   December 31,
                                                 1996         1995
                                               ----------   ----------
ASSETS

Cash and cash equivalents ..................   $  190,784   $  254,768
Receivables:

   Note receivable, net of deferred
     gain of $215,786.......................    1,697,739    1,697,739

   Unbilled rent ...........................       69,641       76,462

   Billed rent .............................       13,740        7,139

   Due from affiliates .....................    1,292,300    1,300,000

   Other receivables .......................       63,784       38,894
Income-producing property - net of
  accumulated depreciation and
  valuation allowance of $3,302,911
  and $3,238,741, respectively..............    1,460,037    1,524,207
Investment in unconsolidated

     joint venture .........................    4,387,827    4,464,589

Other assets ...............................      120,275      132,982
                                               ----------   ----------

Total Assets ...............................   $9,296,127   $9,496,780
                                               ==========   ==========

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ..............   $   96,728   $   80,247
                                               ----------   ----------

Total Liabilities ..........................       96,728       80,247
                                               ----------   ----------

Partners' equity:
  General Partner ..........................            0            0
  Limited Partners:
    80,000 units authorized,
    77,000 issued and
outstanding ................................    9,199,399    9,416,533
                                               ----------   ----------

Total Partners' equity .....................    9,199,399    9,416,533
                                               ----------   ----------

Total Liabilities and
Partners'  equity ..........................   $9,296,127   $9,496,780
                                               ==========   ==========

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                      SIERRA PACIFIC PENSION INVESTORS '84
                            (A LIMITED PARTNERSHIP)

               STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                            MARCH 31, 1996 AND 1995




                                                        1996             1995
                                                    ------------    ------------

REVENUES:
  Rental income ............................        $ 102,843         $ 102,477
  Interest income ..........................           48,924            80,000
                                                    ---------         ---------

                Total revenues .............          151,767           182,477
                                                    ---------         ---------

EXPENSES:
  Operating expenses .......................          117,404           121,102
  Depreciation and
amortization ...............................           75,741            75,914
                                                    ---------         ---------

      Total costs and expenses .............          193,145           197,016
                                                    ---------         ---------

LOSS BEFORE PARTNERSHIP'S
SHARE OF
  UNCONSOLIDATED JOINT
VENTURE LOSS ...............................          (41,378)          (14,539)

PARTNERSHIP'S SHARE OF
UNCONSOLIDATED
  JOINT VENTURE LOSS .......................          (75,756)          (64,001)
                                                    ---------         ---------

NET LOSS ...................................        $(117,134)        $ (78,540)
                                                    =========         =========

Net loss per limited
  partnership unit .........................        $   (1.52)        $   (1.02)
                                                    =========         =========


                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                      SIERRA PACIFIC PENSION INVESTORS '84
                            (A LIMITED PARTNERSHIP)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
            FROM JUNE 5, 1984 (INCEPTION OF PARTNERSHIP) TO DECEMBER 31, 1995
                 AND FOR THE THREE MONTHS ENDED MARCH 31, 1996




                                                                  Limited Partners
                                                             ---------------------------           General             Partners'
                                                              Per Unit         Total               Partner              Equity
                                                             ----------     -------------        -----------       ----------------
Proceeds from sale of
  partnership units ............................          $   250.00        $ 19,418,250                --             $ 19,418,250
Underwriting commissions
  and other organization
expenses .......................................              (37.34)         (2,894,014)               --               (2,894,014)
Repurchase of 665 partnership
units ..........................................               (0.03)           (151,621)               --                 (151,621)
Cumulative net income
  (to December 31, 1995) .......................              (72.16)         (5,556,076)          $ 133,334             (5,422,742)
Cumulative distributions from
operations
  (to December 31, 1995) .......................              (15.58)         (1,200,006)           (133,334)            (1,333,340)
Cumulative distributions from
  distribution of assets
  (to December 31, 1995) .......................               (2.60)           (200,000)                  0               (200,000)
                                                          ----------        ------------           ---------           ------------

Partners' equity - January 1,
1996 ...........................................              122.29           9,416,533                   0              9,416,533
Net loss .......................................               (1.52)           (117,134)               --                 (117,134)
Distributions from
disposition of assets ..........................               (1.30)           (100,000)               --                 (100,000)
                                                          ----------        ------------           ---------           ------------
Partners' equity March 31,
1996 ...........................................          $   119.47        $  9,199,399           $       0           $  9,199,399
                                                          ==========        ============           =========           ============

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                     1996               1995
                                                   ----------        -----------

CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net loss .................................        $(117,134)        $ (78,540)
  Adjustments to reconcile
net loss to cash
  provided by (used in)
operating activities:
    Depreciation and
amortization ...............................           75,741            75,914
    Undistributed loss of
      unconsolidated joint
venture ....................................           75,756            64,001
    Decrease in rent
receivable .................................              220             7,077
    Increase in other
receivables ................................          (24,890)           (8,151)
    Decrease (increase) in
other assets ...............................            2,142           (56,232)
    Increase (decrease) in
accrued and other liabilites ...............           16,481          (152,245)
                                                    ---------         ---------

    Net cash provided by
(used in) operating activities .............           28,316          (148,176)
                                                    ---------         ---------

CASH FLOWS FROM INVESTING
ACTIVITIES:
    Payments for property
additions ..................................                0           (14,533)
    Capital contributions to
      unconsolidated joint
venture ....................................                0          (178,850)
                                                    ---------         ---------

  Net cash used in investing
activities .................................                0          (193,383)
                                                    ---------         ---------

CASH FLOWS FROM FINANCING
ACTIVITIES:
    Payments from affiliate
of the General Partner .....................            7,700                 0
    Cash distributions from
disposition of assets ......................         (100,000)                0
                                                    ---------         ---------

      Net cash used in
financing activities .......................          (92,300)                0
                                                    ---------         ---------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS ........................          (63,984)         (341,559)

CASH AND CASH EQUIVALENTS -
Beginning of period ........................          254,768           342,978
                                                    ---------         ---------

CASH AND CASH EQUIVALENTS -
End of period ..............................        $ 190,784         $   1,419
                                                    =========         =========


                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                      SIERRA PACIFIC PENSION INVESTORS `84
                             (A LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF FINANCIAL STATEMENTS

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at March 31, 1996 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1995.

2. RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of S-P Properties, Inc., the General Partner of the Partnership, was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). CMC continued to manage the affairs of the Partnership through March 31, 1995.

Included in the financial statements for the three months ended March 31, 1996 and 1995 are affiliate transactions as follows:

                                                          March 31
                                               --------------------------------
                                                    1996            1995
                                               --------------- ----------------
    Management fees                                 $   2,971     $          0
    Administrative fees                             $   9,970     $          0
    Leasing fees                                    $       0     $          0



3. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners ("SMMP") was formed in 1985 between the Partnership and Sierra Pacific Development Fund II, an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. At March 31, 1996 the Partnership's interest in SMMP was 49%; the remaining 51% interest is owned by Sierra Pacific Development Fund II.

                                   UNAUDITED
                                       8

Summarized income statement information for SMMP for the three months ended March 31, 1996 and 1995 follows:

                                                            March 31
                                              --------------------------------
                                                   1996            1995
                                              --------------- ----------------
    Rental income                                   $393,611         $379,574
   Total revenues                                   $442,655         $425,676
   Operating expenses                               $170,724         $147,855
   Share of unconsolidated
     joint venture loss                             $ 93,138         $178,886
   Net loss                                         $154,604         $130,615


As of March 31, 1996, SMMP holds a 75.06% interest in Sorrento I Partners ("SIP"), a general partnership with Sierra Pacific Development Fund III formed in 1993; a 27.23% interest in Sorrento II Partners ("SIIP"), a general partnership with Sierra Pacific Institutional Properties V formed in 1993; a 27.38% interest in Sierra Creekside Partners ("SCP"), general partnership with Sierra Pacific Development Fund formed in 1994; and a 38.57% interest in Sierra Vista Partners ("SVP"), a general partnership with Sierra Pacific Development Fund III formed in 1994.

Summarized income statement information for these Partnerships for the three months ended March 31, 1996 and 1995 follows:

                                 SIP                           SIIP
                     ---------------------------- ------------------------------
                               March 31                      March 31
                     ---------------------------- ------------------------------
                         1996           1995            1996           1995
                     -------------- -------------- --------------- -------------
Rental income        $           0  $           0   $    239,522   $    224,503
Total revenues       $           0  $           0   $    239,522   $    224,503
Operating expenses   $      35,031  $      68,122   $     81,739   $    113,308
Net loss             $     144,364  $     176,989   $     42,201   $     86,211

                                  SCP                           SVP
                      ----------------------------- ----------------------------
                                March 31                      March 31
                      ----------------------------- ----------------------------
                          1996           1995           1996           1995
                      ------------- --------------- -------------- -------------
Rental income         $    175,284  $      132,009  $    149,754    $   181,509
Total revenues        $    180,329  $      132,009  $    149,754    $   181,509
Operating expenses    $    103,410  $      125,702  $    104,276    $   114,169
Net loss              $     78,128  $       89,231  $    156,148    $   148,657

                                   UNAUDITED
                                       9

4. PARTNERS' EQUITY

Equity and net income (loss) per limited partnership unit is determined by dividing the Limited Partners' share of the Partnership's equity and net income
(loss) by the number of limited partnership units outstanding, 77,000.

                                   UNAUDITED
                                       10

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

   Exhibit
   Number          Description of Exhibit
- --------------     ------------------------------------------
           27      Financial Data Schedule

(b)      Reports on Form 8-K

         None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.


                                      SIERRA PACIFIC PENSION INVESTORS `84
                                       a Limited Partnership
                                       S-P PROPERTIES, INC.
                                       General Partner

Date:  MAY 13, 1996                    /S/ THOMAS N. THURBER
                                       Thomas N. Thurber
                                       President and Director

Date:  MAY 13, 1996                    /S/ MICHELE E. JOHNSON
                                       Michele E. Johnson
                                       Chief Accounting Officer