Form 10-Q
period 1996-06-30
SIERRA PACIFIC PENSION INVESTORS 84
filed 1996-08-09
CIK 747729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 1996                       Commission File Number
                                                                 0-16832

                      IDM Participating Income Company - II
                        A California Limited Partnership
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                  33-0177934
          ----------                                  ----------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

          One World Trade Center, Suite 1000, Long Beach, CA 90831-1000
          -------------------------------------------------------------
              (Address of principal executive offices and zip code)

Registrant's telephone number, including area code: (310) 498-0141

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [ X ]    No [   ]

Number of limited partnership interests outstanding as of June 30, 1996: 200,000

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                      Index
                                      -----
                                                                   Page No.
                                                                   --------
Part I. Financial Information

        Item 1.  Financial Statements

                 Balance Sheets                                         3

                 Statements of Income                                   4

                 Statements of Cash Flows                               5

                 Notes to Financial Statements                          6

        Item 2.  Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                        7 - 9

Part II.  Other Information

        Item 6.  Exhibits and Reports on Form 8-K                       10

Signatures                                                              10

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          Part I. Financial Information
                          -----------------------------

Item 1.  Financial Statements

                              Balance Sheets

                                 June 30, 1996                December 31, 1995
                                 -------------                -----------------

                                  Assets
                                  ------

Cash                               $     8,000                 $     14,000

Loans to affiliates:
  Interest, less reserve for
    possible losses of $134,000
    at June 30, 1996                    25,000                       27,000
  Principal, less reserve for
    possible losses of $9,898,000
    at June 30, 1996 and
    December 31, 1995                1,815,000                    1,815,000
                                   -----------                  -----------

                                   $ 1,848,000                  $ 1,856,000
                                   -----------                  -----------

                              Partners' Capital
                              -----------------

General Partner                    $   442,000                 $    442,000
Limited Partner                      1,406,000                    1,414,000
                                   -----------                  -----------

                                   $ 1,848,000                  $ 1,856,000
                                   -----------                  -----------

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                 See accompanying notes to financial statements.

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

                                                 Six Months Ended                    Three Months Ended
                                                      June 30                              June 30
                                           -----------------------------        ----------------------------
                                              1996               1995             1996               1995
                                           -----------         ---------        ----------       -----------
Interest income                            $   173,000         $ 167,000        $   91,000        $   82,000
General and administrataive expenses           (47,000)          (11,000)          (16,000)          (11,000)
Provision for possible losses                 (134,000)                -           (57,000)                -
                                           -----------         ---------        ----------        ----------
Net income (loss)                          $    (8,000)        $ 156,000        $   18,000        $   71,000
                                           -----------         ---------        ----------        ----------
Net income (loss) allocable to
     limited partners                      $    (8,000)        $ 156,000        $   18,000        $   71,000
                                           ===========         =========        ==========        ==========

Average number of limited
    partnership interests outstanding          200,000           200,000           200,000           200,000
                                             =========         =========        ==========         =========

Net income (loss) per limited
    partnership interest                   $      (.04)        $     .78        $      .09        $     . 35
                                           ===========         =========        ==========        ==========

Distibutions per limited
   partneship interest                     $         0         $    1.21        $        0        $      .79

                                           ===========         =========        ==========        ==========

                 See accompanying notes to financial statements.

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                       Six Months Ended
                                                           June 30
                                                   ------------------------
                                                      1996          1995
                                                   ----------     ---------
Cash flows from operating activities:
      Net income (loss)                           $   ( 8,000)      $  156,000
   Item not providing cash -
        (Increase) decrease in interest
        receivable                                   (132,000)           1,000
      Provisions for possible losses                  134,000                -
                                                  -----------       -----------
      Net cash (used in) provided by
  operating activities                                 (6,000)          157,000
                                                  ------------      -----------
Cash flows from investing activities:
      Collections of loans from affiliate                   -           100,000
                                                  ------------      -----------
      Net cash flow provided by
         investing activities                               -           100,000
                                                  ------------       ----------
Cash flow from financing activities:
      Distributions to partners                             -          (242,000)
                                                  ------------       ----------
        Net cash used in financing activities               -          (242,000)
                                                  ------------       ----------
      Net (decrease) increase in cash                   (6,000)          15,000

      Cash - Begnning of Period                         14,000            5,000
                                                  ------------       ----------
      Cash - End of Period                        $      8,000       $   20,000
                                                  ------------       ----------

                 See acompanying notes to financial statements.

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTE TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

      The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

Item 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations

Results of Operations
- ---------------------
IDM Participating Income Company-II, a California Limited Partnership (the "Partnership" or "Registrant"), is a California limited partnership formed in 1986 under the California Revised Limited Partnership Act to make participating loans to affiliates of IDM Participating Income Corporation the general partner of the general partner ("General Partner") and to other parties as determined by the General Partner ("Borrower"). The Partnership is an affiliate of IDM Corporation ("IDM"), a California corporation, together with certain affiliates, reorganized under Chapter 11 of the United States Bankruptcy Code effective on March 22, 1993.

All units of Limited Partnership Interests were sold for cash resulting in proceeds of $20,000,000, all of which was invested in construction or permanent real estate loans made to the Borrowers.

IDM and its affiliates were severely impacted by the current economic recession, especially the decline in real estate values, the state of disarray in the savings and loan industry and the limited availability of commercial real estate loans from domestic and international banks. These conditions limited IDM's access to funding for various projects and subsequently, IDM and certain of its affiliates, including the Partnership, suspended distributions to investors. Thereafter, specifically on July 10, 1992, IDM and certain affiliated entities filed for protection under Chapter 11 of the United States Bankruptcy Code. The Chapter 11 filing allowed IDM as debtor in possession to continue its business operations without interruption under the supervision of the bankruptcy court. On March 10, 1993, an order confirming the Reorganization Plan of IDM and certain affiliated debtors ("the Plan") was entered by the United States Bankruptcy Court for the Central District of California, Northern Division. The Plan became effective on March 22, 1993.

The Chapter 11 proceedings stayed the Borrower's payment of interest that would otherwise have been received by the Partnership. Therefore, interest income, which is earned on funds loaned and bank deposits, decreased in 1993 and 1994 due to the fact that no interest was accrued on several of the loans after July 10, 1992, since the Borrowers filed for protection under Chapter 11 of the United States Bankruptcy Code.

Organization
- ------------
IDM Participating Income Company-II, a California limited partnership (the "Partnership"), was formed in 1986 for the purpose of lending funds to various affiliated companies. The general

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

Item 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations (Cont.)

Organization (Cont.)
- ------------
partner, IDM Participating Income General Partners' Co.-II, an affiliate of IDM Corporation ("IDM"), contributed an amount equal to one percent of the limited partners' contributed capital. All organizational, offering and operating expenses of the Partnership are borne by the general partner or its affiliates. Profits, losses and distributions are allocated to the partners in accordance with their partnership interest until the partners have received a 12% cumulative annual return, at which time profits, losses and distributions will be allocated 85% among the limited partners and 15% to the general partner.

Reorganization
- --------------
IDM has been impacted by the current economic recession, especially the decline in real estate values, the state of disarray in the savings and loan industry and the limited availability of commercial real estate loans from domestic and international banks. In addition, IDM's source of public funds was critically reduced in July 1991, as the majority of the dealers who sell IDM partnership units stopped selling these units. Subsequently, IDM suspended distributions to investors and on July 10, 1992, IDM filed for protection under Chapter 11 of the United States Bankruptcy Code. The Chapter 11 filing allowed IDM as debtor in possession to continue its business operations without interruption under the supervision of the bankruptcy court. On March 10, 1993, an order confirming the Reorganization Plan of IDM ("the Plan") was entered by the United States Bankruptcy Court for the Central District of California, Northern Division. The Plan became effective on March 22, 1993.

Loans
- -----
The reserve for possible losses is established by provisions charged to expense. The reserve is based on management's assessment of the loans outstanding, the outcome of IDM's plan of reorganization and on prevailing and anticipated economic conditions. The valuation of the loans outstanding depends on the valuation of the properties securing such loans. The estimation process involved in the determination of net realizable value is inherently uncertain since it requires estimates as to future events and conditions. Such estimation process assumes IDM's ability to complete development and dispose of its real estate in the ordinary course of business based on management's plans and intentions. Accordingly, the ultimate net realizable values of the real estate are dependent upon future economic and market conditions, the availability of financing, as well as other unpredictable influences which may cause the ultimate realizations to be materially different from the amounts presently estimated.

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

Item 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations (Cont.)

Loans (Cont.)
- -----
Prior to the bankruptcy, the loan terms included interest at 12.12% payable monthly with all principal due at maturity. The accrual of interest ceased July 10, 1992 with the bankruptcy filing of the borrowers. As of December 31, 1995, the Partnership has total debt which is adequately collateralized ("Secured Debt") of $1,815,000, including accrued interest, and total undercollateralized debt ("Undersecured Debt") of $9,898,000.

The Secured Debt includes $815,000 related to Harbor Plaza, Ltd. Effective January 1, 1994, the cash flow improved and was sufficient to allow the Partnership to resume current payments of interest at 8% in accordance with the Plan.

Also included in the Secured Debt is $1,000,000 related to the Beach & Lampson loan. To the extent that cash flow is available, the Partnership will receive all of its allowed Secured Debt on this loan with interest at 8% per year through December 31, 1997. The Partnership has received 73,607 shares of newly issued IDM stock for the Undersecured Debt of this loan, including accrued interest at July 10, 1992, amounting to $1,321,000. These shares were distributed to the partners during 1993.

IDM and its affiliates, including the aforementioned entities to whom the Partnership has advanced loans, have continued to experience significant difficulty since emerging from bankruptcy in March 1993. Consequently, there is uncertainty as to their ability to continue to service these loans. This raises substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts that might result should the Partnership be unable to continue as a going concern.

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                           Part II. Other Information
                           --------------------------

Item 6. Exhibits and Report on Form 8-K

     a. Exhibits

        The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

        Exhibit Number 27 - Financial Data Schedule

     b. Report on Form 8-K - There were no reports filed on Form 8-K during the quarter ended June 30, 1996.

                                   Signatures
                                   ----------
        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as a duly authorized officer of the registrant.

                       IDM Participating Income Company-II
                        A California Llimited Partnership
                        --------------------------------
                                            (Registrant)

                      IDM Participating Income Corporation,
                     general partner of the general partner

Date      7/31/96                  by: /s/  MORRIS S. COHEN
                                            Morris S. Cohen
                                            President

