Form 10-Q
period 1996-06-30
SIERRA PACIFIC PENSION INVESTORS 84
filed 1996-08-14
CIK 747729

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter ended                                  June 30, 1996
Commission file number                             0-14269

                      SIERRA PACIFIC PENSION INVESTORS `84
                             (A LIMITED PARTNERSHIP)

            State of California                    33-0043952
      (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)          Identification Number)

        5850 San Felipe, Suite 500
              Houston, Texas                          77057
 (Address of principal executive offices)           (Zip Code)

Registrant's telephone number,
including area code:                                     (713) 706-6271

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                     Page number
Balance Sheets - June 30, 1996 and December 31, 1995                      4

Statements of Operations - for the Six Months Ended
June 30, 1996 and 1995 and the Three Months Ended
June 30, 1996 and 1995                                                    5

Statements of Changes in Partners' Equity - From
June 5, 1984 (inception of the Partnership) to
December 31, 1995 and for the Six Months Ended June 30, 1996              6

Statements of Cash Flows - for the Six Months
Ended June 30, 1996 and 1995                                              7

Notes to Financial Statements                                             8

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

The Partnership currently owns one property, Sierra Valencia. In addition, the Partnership holds a 49% interest in Sierra Mira Mesa Partners ("SMMP").

(b)  RESULTS OF OPERATIONS

Rental income for the first six months of the year increased by $20,000, or 10%, due to an increase in occupancy from 84% at March 31, 1996 to 96% at June 30, 1996. A single tenant, whose lease commenced April 1, 1996, accounts for this entire increase with occupied square footage of 10,021 square feet. Interest income decreased $69,000, or 42%, due to a $1.3 million paydown on the underlying note receivable received in the third quarter of 1995.

Operating expenses decreased by $45,000, or 16%, primarily due to lower administrative costs and other expense cutting measures implemented by management. Further, administrative fees were overaccrued in the second quarter of 1995. This overaccrual was corrected in the third quarter of 1995. Depreciation expense decreased by $24,000, or 16%, due to the discontinuance of depreciation on the building which is fully depreciated at June 30, 1996.

The Partnership's share of income (loss) from investment in SMMP was $284,000 for the six months ended June 30, 1996 compared to ($95,000) for the corresponding period in the prior year due to SMMP's share of Sorrento I Partners' ("SIP") second quarter income. SIP, which is accounted for by SMMP on the equity method, exercised a discounted payoff option in May 1996. SIP recorded an extraordinary gain of $1,200,000 in connection with this transaction.

(c)  LIQUIDITY AND CAPITAL

The Partnership is in a liquid position, with cash and billed rents of $86,000 and current liabilities of $78,000. Cash of $1,318,000 was received on the note receivable from the Sierra Spectrum sale in the third quarter of 1995 and a short-term advance was made to Sierra Mira Mesa Partners in the amount of $1,300,000. The Partnership's primary capital requirements will be for construction of new tenant space and compliance with the Americans with Disabilities Act or other yet unknown changes in building codes.

                      SIERRA PACIFIC PENSION INVESTORS '84
                            (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1995

                                                        June 30,    December 31,
                                                          1996          1995
                                                       ----------    ----------
ASSETS
Cash and cash equivalents ........................     $   74,175    $  254,768
Receivables:
   Note receivable, net of
    deferred gain of $215,786 ....................      1,697,739     1,697,739
   Unbilled rent .................................         76,523        76,462
   Billed rent ...................................         12,459         7,139
   Due from affiliates ...........................      1,338,800     1,300,000
   Other receivables .............................        111,622        38,894
Income-producing property - net of
  accumulated depreciation and valuation
     allowance of $3,345,556 and $3,238,741,
      respectively ...............................      1,442,683     1,524,207
Investment in unconsolidated
     joint venture ...............................      4,746,543     4,464,589
Other assets .....................................        138,650       132,982
                                                       ----------    ----------
Total Assets .....................................     $9,639,194    $9,496,780
                                                       ==========    ==========
LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ....................     $   77,617    $   80,247
                                                       ----------    ----------
Total Liabilities ................................         77,617        80,247
                                                       ----------    ----------
Partners' equity:
  General Partner ................................              0             0
  Limited Partners:
     80,000 units authorized,
     77,000 issued and outstanding ...............      9,561,577     9,416,533
                                                       ----------    ----------
Total Partners' equity ...........................      9,561,577     9,416,533
                                                       ----------    ----------
Total Liabilities and Partners'  equity ..........     $9,639,194    $9,496,780
                                                       ==========    ==========

                                   Unaudited
                             See Accompanying Notes

                      SIERRA PACIFIC PENSION INVESTORS '84
                            (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
              AND FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

                                             Six Months Ended         Three Months Ended
                                                  June 30,                 June 30,
                                           ----------------------    --------------------
                                             1996         1995         1996       1995
                                           ---------    ---------    --------   ---------
REVENUES:
  Rental income ........................   $ 226,856    $ 206,676    $124,013   $ 104,199
  Interest income ......................      97,100      166,111      48,176      86,111
                                           ---------    ---------    --------   ---------
Total revenues .........................     323,956      372,787     172,189     190,310
                                           ---------    ---------    --------   ---------
EXPENSES:
  Operating expenses ...................     232,401      277,870     114,997     156,768
  Depreciation and amortization ........     130,476      154,003      54,735      78,089
                                           ---------    ---------    --------   ---------
Total costs and expenses ...............     362,877      431,873     169,732     234,857
                                           ---------    ---------    --------   ---------
(LOSS) INCOME BEFORE PARTNERSHIP'S SHARE
  OF UNCONSOLIDATED JOINT VENTURE
  INCOME (LOSS) ........................     (38,921)     (59,086)      2,457     (44,547)
                                           ---------    ---------    --------   ---------
PARTNERSHIP'S SHARE OF UNCONSOLIDATED
  JOINT VENTURE INCOME (LOSS) ..........     283,965      (94,500)    359,721     (30,499)
                                           ---------    ---------    --------   ---------
NET INCOME (LOSS) ......................   $ 245,044    $(153,586)   $362,178   $ (75,046)
                                           =========    =========    ========   =========
Net income (loss) per limited
  partnership unit .....................   $    3.18    $   (1.99)   $   4.70   $   (0.97)
                                           =========    =========    ========   =========

                                   Unaudited
                             See Accompanying Notes

                      SIERRA PACIFIC PENSION INVESTORS '84
                            (A LIMITED PARTNERSHIP)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
        FROM JUNE 5, 1984 (INCEPTION OF PARTNERSHIP) TO DECEMBER 31, 1995
                   AND FOR THE SIX MONTHS ENDED JUNE 30, 1996

                                               Limited Partners                          Total
                                           --------------------------     General       Partners'
                                            Per Unit        Total         Partner        Equity
                                           ----------    ------------    ---------    ------------
Proceeds from sale of
  partnership units ....................   $   250.00    $ 19,418,250         --      $ 19,418,250
Underwriting commissions
  and other organization expenses ......       (37.34)     (2,894,014)        --        (2,894,014)
Repurchase of 665 partnership units ....        (0.03)       (151,621)        --          (151,621)
Cumulative net income
   (to December 31, 1995) ..............       (72.16)     (5,556,076)   $ 133,334      (5,422,742)
Cumulative distributions from operations
   (to December 31, 1995) ..............       (15.58)     (1,200,006)    (133,334)     (1,333,340)
Cumulative distributions from
  distribution of assets
   (to December 31, 1995) ..............        (2.60)       (200,000)           0        (200,000)
                                           ----------    ------------    ---------    ------------
 Partners' equity - January 1, 1996 ....       122.29       9,416,533            0       9,416,533
Net income - year to date ..............         3.18         245,044         --           245,044
Distributions from disposition of assets        (1.30)       (100,000)        --          (100,000)
                                           ----------    ------------    ---------    ------------
 Partners' equity June 30, 1996 ........   $   124.17    $  9,561,577    $       0    $  9,561,577
                                           ==========    ============    =========    ============

                                   Unaudited
                             See Accompanying Notes

                      SIERRA PACIFIC PENSION INVESTORS '84
                            (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                      1996         1995
                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .............................   $ 245,044    $(153,586)
  Adjustments to reconcile net income (loss) to
  cash used in operating activities:
    Depreciation and amortization ...............     130,476      154,003
    Undistributed (income) loss of
      unconsolidated joint venture ..............    (283,965)      94,500
    (Increase) decrease in rent receivable ......      (5,381)      13,122
    Increase in other receivables ...............     (72,728)     (24,167)
    (Increase) decrease in other assets .........     (27,319)      13,121
    Decrease in accrued and other liabilites ....      (2,630)    (172,197)
                                                    ---------    ---------
    Net cash used in operating activities .......     (16,503)     (75,204)
                                                    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions .............     (25,290)     (49,778)
    Capital contributions to
      unconsolidated joint venture ..............           0     (165,190)
                                                    ---------    ---------
  Net cash used in investing activities .........     (25,290)    (214,968)
                                                    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments to affiliate .......................     (38,800)           0
    Cash distributions from disposition of assets    (100,000)           0
                                                    ---------    ---------
      Net cash used in financing activities .....    (138,800)           0
                                                    ---------    ---------
NET DECREASE IN CASH AND
   CASH EQUIVALENTS .............................    (180,593)    (290,172)

CASH AND CASH EQUIVALENTS - Beginning of period .     254,768      342,978
                                                    ---------    ---------
CASH AND CASH EQUIVALENTS - End of period .......   $  74,175    $  52,806
                                                    =========    =========

                                   Unaudited
                             See Accompanying Notes

                      SIERRA PACIFIC PENSION INVESTORS `84
                             (A LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

1.      BASIS OF FINANCIAL STATEMENTS

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at June 30, 1996 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1995.

2.      RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of S-P Properties, Inc., the General Partner of the Partnership, was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). CMC continued to manage the affairs of the Partnership through March 31, 1995.

Included in the financial statements for the six months ended June 30, 1996 and 1995 are affiliate transactions as follows:

                                               June 30
                                         -------------------
                                           1996      1995
                                         --------- ---------
                    Management fees ...   $ 7,085   $     0
                    Administrative fees   $28,552   $36,284
                    Leasing fees ......   $ 8,640   $     0
                    Construction fees .   $ 1,873   $     0

 3.      INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners ("SMMP") was formed in 1985 between the Partnership and Sierra Pacific Development Fund II, an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. At June 30, 1996 the Partnership's interest in SMMP was 49%; the remaining 51% interest is owned by Sierra Pacific Development Fund II.

                                   UNAUDITED

Summarized income statement information for SMMP for the six months ended June 30, 1996 and 1995 follows:

                                                June 30
                                         ----------------------
                                            1996       1995
                                         ---------- -----------
                Rental income .........   $848,603   $ 715,942
                Total revenues ........   $940,590   $ 809,383
                Operating expenses ....   $526,358   $ 340,196
                Share of unconsolidated
                  joint venture loss ..   $181,890   $ 364,800
                Net income (loss) .....   $818,758   $(192,858)

As of June 30, 1996, SMMP holds a 75.06% interest in Sorrento I Partners ("SIP"), a general partnership with Sierra Pacific Development Fund III formed in 1993; a 26.92% interest in Sorrento II Partners ("SIIP"), a general partnership with Sierra Pacific Institutional Properties V formed in 1993; a 18.87% interest in Sierra Creekside Partners ("SCP"), a general partnership with Sierra Pacific Development Fund formed in 1994; and a 37.74% interest in Sierra Vista Partners ("SVP"), a general partnership with Sierra Pacific Development Fund III formed in 1994.

Summarized income statement information for these Partnerships for the six months ended June 30, 1996 and 1995 follows:

                                            SIP                       SIIP
                                 ------------------------    ----------------------
                                          June 30                    June 30
                                 ------------------------    ----------------------
                                    1996          1995         1996         1995
                                 -----------    ---------    ---------    ---------
Rental income ................   $    47,272    $       0    $ 506,638    $ 460,267
Total revenues ...............   $    47,272    $       0    $ 506,638    $ 460,383
Operating expenses ...........   $   159,450    $ 123,917    $ 197,964    $ 223,275
Loss before extraordinary item   $  (241,103)   $(347,147)   $(106,301)   $(162,077)
Extraordinary gain ...........   $ 1,200,467    $       0    $       0    $       0
Net income (loss) ............   $   959,278    $(347,147)   $(106,301)   $(162,077)
                                 -----------    ---------    ---------    ---------

                                          SCP                        SVP
                                 ----------------------    ----------------------
                                         June 30                   June 30
                                 ----------------------    ----------------------
                                   1996         1995         1996         1995
                                 ---------    ---------    ---------    ---------
Rental income ................   $ 372,584    $ 275,413    $ 343,209    $ 347,235
Total revenues ...............   $ 379,912    $ 275,413    $ 343,209    $ 347,235
Operating expenses ...........   $ 255,607    $ 269,983    $ 250,274    $ 271,337
Loss before extraordinary item   $(191,276)   $(193,519)   $(310,415)   $(356,365)
Extraordinary gain ...........   $       0    $       0    $       0    $       0
Net income (loss) ............   $(191,276)   $(193,519)   $(310,415)   $(356,366)
                                 ---------    ---------    ---------    ---------

                                   UNAUDITED

4.      PARTNERS' EQUITY

Equity and net income (loss) per limited partnership unit is determined by dividing the Limited Partners' share of the Partnership's equity and net income
(loss) by the number of limited partnership units outstanding, 77,000.

                                   UNAUDITED

                           PART II - OTHER INFORMATION

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

  Exhibit
  Number        Description of Exhibit
- ------------    ----------------------
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


                                SIERRA PACIFIC PENSION INVESTORS `84
                                a Limited Partnership
                                S-P PROPERTIES, INC.
                                General Partner

Date:  AUGUST 9, 1996           /s/ THOMAS N. THURBER
                                    Thomas N. Thurber
                                    President and Director

Date:  AUGUST 9, 1996           /s/ MICHELE E. JOHNSON
                                    Michele E. Johnson
                                    Chief Accounting Officer