Form 10-Q
period 1996-09-30
SIERRA PACIFIC PENSION INVESTORS 84
filed 1996-11-14
CIK 747729

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter ended                                September 30, 1996
Commission file number                                0-14269

                      SIERRA PACIFIC PENSION INVESTORS `84
                             (A LIMITED PARTNERSHIP)


            State of California                      33-0043952
--------------------------------------------    ----------------------
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)            Identification Number)


        5850 San Felipe, Suite 500
              Houston, Texas                          77057
--------------------------------------------    ------------------
 (Address of principal executive offices)           (Zip Code)

Registrant's telephone number,
including area code:                    (713) 706-6271
                                     -------------------

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

                                                                           Page
                                                                          Number
                                                                          ------
Balance Sheets - September 30, 1996 and December 31, 1995 .................  4


Statements of Operations - for the Nine Months Ended September 30, 1996
and 1995 and the Three Months Ended September 30, 1996 and 1995 ...........  5

Statements of Changes in Partners' Equity - From June 5, 1984 (inception of the Partnership) to December 31, 1995 and for the Nine Months Ended
September 30, 1996 ........................................................  6

Statements of Cash Flows - for the Nine Months Ended September 30, 1996
and 1995 ..................................................................  7

Notes to Financial Statements .............................................  8


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

The Partnership currently owns one property, Sierra Valencia. In addition, the Partnership holds a 49% interest in Sierra Mira Mesa Partners ("SMMP").


(b)            RESULTS OF OPERATIONS

Rental income for the first nine months of the year increased by $35,000, or 11%, due to an increase in occupancy from 88% at September 30, 1995 to 100% at September 30, 1996. A single tenant, whose lease commenced April 1, 1996, accounts for the majority of this increase with occupied square footage of 10,021 square feet. Interest income decreased $77,000, or 35%, due to a $1.3 million paydown on the underlying note receivable received in the third quarter of 1995.

Operating expenses decreased by $15,000, or 5%, primarily due to lower administrative costs and other expense cutting measures implemented by management. Included in operating expenses for the three months ended September 30, 1995 is an adjustment to correct an overaccrual of administrative fees in the second quarter of 1995. Depreciation expense decreased by $48,000, or 21%, due to the discontinuance of depreciation on the building which is fully depreciated at September 30, 1996.

The Partnership's share of income (loss) from investment in SMMP was $246,000 for the nine months ended September 30, 1996 compared to ($170,000) for the corresponding period in the prior year due to SMMP's share of Sorrento I Partners' ("SIP") second quarter income. SIP, which is consolidated with SMMP, exercised a discounted payoff option in May 1996. SIP recorded an extraordinary gain of $1,200,000 in connection with this transaction.

(c)            LIQUIDITY AND CAPITAL

The Partnership is in a illiquid position, at September 30, 1996 with cash and billed rents of $22,000 and current liabilities of $95,000. Cash of $1,318,000 was received on the note receivable from the Sierra Spectrum sale in the third quarter of 1995 and a short-term advance was made to Sierra Mira Mesa Partners in the amount of $1,300,000. The Partnership's primary capital requirements will be for construction of new tenant space and compliance with the Americans with Disabilities Act or other yet unknown changes in building codes.

                      SIERRA PACIFIC PENSION INVESTORS '84
                            (A Limited Partnership)

                                 BALANCE SHEETS
                    September 30, 1996 and December 31, 1995


                                                      September 30, December 31,
                                                           1996        1995
                                                        ----------   ----------
ASSETS

Cash and cash equivalents ............................  $   11,083   $  254,768
Receivables:
   Note receivable, net of deferred gain of $215,786     1,697,739    1,697,739
   Unbilled rent .....................................      83,884       76,462
   Billed rent .......................................      11,223        7,139
   Due from affiliates ...............................   1,245,300    1,300,000
   Other receivables .................................     159,461       38,894
Income-producing property - net of
  accumulated depreciation and valuation
     allowance of $3,332,966 and $3,238,741,
      respectively ...................................   1,470,732    1,524,207
Investment in unconsolidated
     joint venture ...................................   4,707,441    4,464,589
Other assets .........................................     175,811      132,982
                                                        ----------   ----------
Total Assets .........................................  $9,562,674   $9,496,780
                                                        ==========   ==========
LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ........................  $   94,669   $   80,247
                                                        ----------   ----------
Total Liabilities ....................................      94,669       80,247
                                                        ----------   ----------
Partners' equity:
  General Partner ....................................           0            0
  Limited Partners:
     80,000 units authorized,
     77,000 issued and outstanding ...................   9,468,005    9,416,533
                                                        ----------   ----------
Total Partners' equity ...............................   9,468,005    9,416,533
                                                        ----------   ----------
Total Liabilities and Partners'  equity ..............  $9,562,674   $9,496,780
                                                        ==========   ==========
                                   Unaudited
                             See Accompanying Notes

                      SIERRA PACIFIC PENSION INVESTORS '84
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
              For the Nine Months Ended September 30, 1996 and 1995
           and for the Three Months Ended September 30, 1996 and 1995

                                         Nine Months Ended        Three Months Ended
                                           September 30,             September 30,
                                        --------------------    ----------------------
                                          1996       1995         1996          1995
                                        --------   ---------    ---------    ---------
REVENUES:
  Rental income .....................   $351,215   $ 316,333    $ 124,359    $ 109,657
  Interest income ...................    144,967     222,465       47,867       56,354
                                        --------   ---------    ---------    ---------
Total revenues ......................    496,182     538,798      172,226      166,011
                                        --------   ---------    ---------    ---------
EXPENSES:
  Operating expenses ................    307,957     323,174       75,556       45,304
  Depreciation and amortization .....    182,620     230,328       52,144       76,325
                                        --------   ---------    ---------    ---------
Total costs and expenses ............    490,577     553,502      127,700      121,629
                                        --------   ---------    ---------    ---------
INCOME (LOSS) BEFORE GAIN FROM
  PROPERTY DISPOSITION ..............      5,605     (14,704)      44,526       44,382

GAIN FROM PROPERTY DISPOSITION ......          0     151,510            0      151,510
                                        --------   ---------    ---------    ---------
INCOME BEFORE PARTNERSHIP'S SHARE
  OF JOINT VENTURE INCOME (LOSS) ....      5,605     136,806       44,526      195,892

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
  JOINT VENTURE INCOME (LOSS) .......    245,867    (170,025)     (38,098)     (75,525)
                                        --------   ---------    ---------    ---------

NET INCOME (LOSS) ...................   $251,472   $ (33,219)   $   6,428    $ 120,367
                                        ========   =========    =========    =========
Net income (loss) per limited
  partnership unit ..................   $   3.27   $   (0.43)   $    0.08    $    1.56
                                        ========   =========    =========    =========

                                   Unaudited
                             See Accompanying Notes

                      SIERRA PACIFIC PENSION INVESTORS '84
                            (A Limited Partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
        From June 5, 1984 (Inception of Partnership) to December 31, 1995
                and for the Nine Months Ended September 30, 1996

                                             Limited Partners                          Total
                                           -----------------------     General       Partners'
                                          Per Unit       Total         Partner        Equity
                                           -------    ------------    ---------    ------------
Proceeds from sale of
  partnership units ....................   $250.00    $ 19,418,250         --      $ 19,418,250
Underwriting commissions
  and other organization expenses ......    (37.34)     (2,894,014)        --        (2,894,014)
Repurchase of 665 partnership units ....     (0.03)       (151,621)        --          (151,621)
Cumulative net income
   (to December 31, 1995) ..............    (72.16)     (5,556,076)   $ 133,334      (5,422,742)
Cumulative distributions from operations
   (to December 31, 1995) ..............    (15.58)     (1,200,006)    (133,334)     (1,333,340)
Cumulative distributions from
  distribution of assets
   (to December 31, 1995) ..............     (2.60)       (200,000)           0        (200,000)
                                           -------    ------------    ---------    ------------
Partners' equity - January 1, 1996 .....    122.29       9,416,533            0       9,416,533
Net income - year to date ..............      3.27         251,472         --           251,472
Distributions from disposition of assets     (2.60)       (200,000)        --          (200,000)
                                           -------    ------------    ---------    ------------
Partners' equity - September 30, 1996 ..   $122.96    $  9,468,005    $       0    $  9,468,005
                                           =======    ============    =========    ============

                                   Unaudited
                             See Accompanying Notes

                      SIERRA PACIFIC PENSION INVESTORS '84
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1996 and 1995


                                                          1996          1995
                                                        ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ................................... $ 251,472   $   (33,219)
  Adjustments to reconcile net income (loss) to cash
  used in operating activities:
    Depreciation and amortization .....................   182,620       230,328
    Undistributed (income) loss of
      unconsolidated joint venture ....................  (245,867)      170,025
    Gain from property disposition ....................         0      (151,510)
    (Increase) decrease in rent receivable ............   (11,506)        9,612
    Increase in other receivables .....................  (120,567)     (980,988)
    (Increase) decrease in other assets ...............   (74,902)        2,246
    Increase (decrease) in accrued and other liabilites    14,422      (159,702)
                                                        ---------   -----------
    Net cash used in operating activities .............    (4,328)     (913,208)
                                                        ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments received on note receivable ..............         0     1,317,928
    Payments for property additions ...................   (94,057)      (28,127)
    Capital contributions to unconsolidated
      joint venture ...................................         0    (1,242,020)
    Distributions received from unconsolidated
      joint venture ...................................         0       954,183
                                                        ---------   -----------
    Net cash (used in) provided by investing activities   (94,057)    1,001,964
                                                        ---------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments to affiliate .............................    54,700             0
    Cash distributions from disposition of assets .....  (200,000)     (100,000)
                                                        ---------   -----------
    Net cash used in financing activities .............  (145,300)     (100,000)
                                                        ---------   -----------
NET DECREASE IN CASH AND
   CASH EQUIVALENTS ...................................  (243,685)      (11,244)

CASH AND CASH EQUIVALENTS - Beginning of period .......   254,768       342,978
                                                        ---------   -----------

CASH AND CASH EQUIVALENTS - End of period ............. $  11,083   $   331,734
                                                        =========   ===========

                                   Unaudited
                             See Accompanying Notes

                      SIERRA PACIFIC PENSION INVESTORS `84
                             (A LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    ------------------------------------------------------------------------

1.      BASIS OF FINANCIAL STATEMENTS

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at September 30, 1996 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1995.

2.      RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of S-P Properties, Inc., the General Partner of the Partnership, was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). CMC continued to manage the affairs of the Partnership through March 31, 1995.

Included in the financial statements for the nine months ended September 30, 1996 and 1995 are affiliate transactions as follows:

                                                        September 30
                                                  --------------------------
                                                      1996         1995
                                                  ------------- ------------
               Management fees                    $     10,903   $    3,440
               Administrative fees                      48,157       30,796
               Leasing fees                              9,995            0
               Construction fees                         1,873            0


 3.      INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners ("SMMP") was formed in 1985 between the Partnership and Sierra Pacific Development Fund II, an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. At September 30, 1996 the Partnership's interest in SMMP was 49%; the remaining 51% interest is owned by Sierra Pacific Development Fund II.

                                    UNAUDITED

SIERRA PACIFIC PENSION INVESTORS `84
NOTES TO FINANCIAL STATEMENTS

Summarized income statement information for SMMP for the nine months ended September 30, 1996 and 1995 follows:

                                                          September 30
                                                    --------------------------
                                                        1996         1995
                                                    ------------- ------------
         Rental income                                $1,327,910   $1,098,260
         Total revenues                                1,463,279    1,224,497
         Operating expenses                              605,231      482,134
         Share of unconsolidated joint venture
         loss                                            277,055      345,842
         Loss before extraordinary item                 (463,792)    (346,989)
         Extraordinary gain                            1,200,380            0
         Net income (loss)                               501,770     (346,989)

As of September 30, 1996, SMMP holds a 75.06% interest in Sorrento I Partners ("SIP"), a general partnership with Sierra Pacific Development Fund III formed in 1993; a 26.92% interest in Sorrento II Partners ("SIIP"), a general partnership with Sierra Pacific Institutional Properties V formed in 1993; a 18.87% interest in Sierra Creekside Partners ("SCP"), a general partnership with Sierra Pacific Development Fund formed in 1994; and a 37.74% interest in Sierra Vista Partners ("SVP"), a general partnership with Sierra Pacific Development Fund III formed in 1994.

Summarized income statement information for these Partnerships for the nine months ended September 30, 1996 and 1995 follows:

                                             SIP                       SIIP
                                 -------------------------   -----------------------
                                        September 30              September 30
                                 -------------------------   -----------------------
                                      1996         1995          1996         1995
                                 -----------    ----------   ----------   ----------
Rental income ................   $   118,181    $       0    $ 748,770    $ 671,973
Total revenues ...............       118,268            0      748,770      672,139
Operating expenses ...........       127,141      142,877      275,159      294,754
Loss before extraordinary item      (246,823)    (476,635)    (148,853)    (220,936)
Extraordinary gain ...........     1,200,380            0            0            0
Net income (loss) ............       953,557     (476,635)    (148,853)    (220,936)

                                          SCP                       SVP
                                 -----------------------   -----------------------
                                      September 30              September 30
                                 -----------------------   -----------------------
                                    1996         1995         1996         1995
                                 ----------   ----------   ----------   ----------
Rental income ................   $ 547,972    $ 419,964    $ 523,377    $ 474,346
Total revenues ...............     555,744      420,211      523,377      474,346
Operating expenses ...........     376,892      404,365      388,328      415,595
Loss before extraordinary item    (291,816)    (306,561)    (481,951)    (532,529)
Extraordinary gain ...........           0            0            0            0
Net income (loss) ............    (291,816)    (306,561)    (481,951)    (532,529)

                                    UNAUDITED

SIERRA PACIFIC PENSION INVESTORS `84
NOTES TO FINANCIAL STATEMENTS

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

(a)     Exhibits

        The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

  Exhibit
  Number        Description of Exhibit
------------    ----------------------------------
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


                                SIERRA PACIFIC PENSION INVESTORS `84
                                a Limited Partnership
                                S-P PROPERTIES, INC.
                                General Partner

Date:  NOVEMBER 11, 1996        /S/ THOMAS N. THURBER
                                Thomas N. Thurber
                                President and Director


Date:  NOVEMBER 11, 1996        /S/ MICHELE E. JOHNSON
                                Michele E. Johnson
                                Chief Accounting Officer