Form 10-K
period 1996-12-31
SIERRA PACIFIC PENSION INVESTORS 84
filed 1997-04-14
CIK 747729

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996     Commission file number : 0-14269

                      SIERRA PACIFIC PENSION INVESTORS '84
                       (A CALIFORNIA LIMITED PARTNERSHIP)

 State of California                                       33-0043952
---------------------------------------  ---------------------------------------
 (State or other jurisdiction            (I.R.S. Employer Identification Number)
of incorporation or organization)


  5850 San Felipe, Suite 500
     Houston, Texas                                      77057
---------------------------------------  ---------------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number,
including area code:                                  (713) 706-6271


                           5850 San Felipe, Suite 120
                              Houston, Texas 77057
--------------------------------------------------------------------------------
          (Former name or former address, if changed since last report)

          Securities registered pursuant to Section 12 (b) of the Act:

     TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------            -----------------------------------------
             None                                    None

          Securities registered pursuant to Section 12 (g) of the Act:

                        80,000 Limited Partnership Units
                        --------------------------------
                                 TITLE OF CLASS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No[ ].

                       DOCUMENTS INCORPORATED BY REFERENCE

     Annual Report to Limited Partners for the Year Ended December 31, 1996 is incorporated by reference into Parts II and III

ITEM 1.      BUSINESS

(a.) GENERAL DEVELOPMENT OF BUSINESS. Sierra Pacific Pension Investors '84 (the "Partnership") is a California limited partnership that was formed in June 1984 for the purpose of acquiring, developing, and operating commercial and industrial real estate.

The Partnership's activities during the preceding five years have involved the ownership and operation of two real estate projects in Arizona:

                                                              RENTABLE SQUARE
PROJECT NAME, LOCATION           TYPE OF REAL ESTATE             FOOTAGE
----------------------           -------------------          ---------------
Sierra Spectrum, Phoenix(A)      Office                           70,532
Sierra Valencia, Tucson          Industrial/office                81,943
(A)SOLD DECEMBER, 1994.

In December, 1994, the Partnership sold Sierra Spectrum for $4,000,000. The sale proceeds were received in cash and a note receivable from the buyer. A gain of $91,823 was recorded in 1994 with an additional gain of $367,296 deferred to subsequent years when the note receivable is collected. A principal paydown of $1,318,000 was received in 1995 and $151,510 of this deferred gain was recognized.

The Partnership holds a 49% interest in Sierra Mira Mesa Partners ("SMMP"), a California general partnership with Sierra Pacific Development Fund II formed in 1985. SMMP was initially created to develop and operate the office building known as Sierra Mira Mesa in San Diego, California. SMMP also holds a 75.06% interest in Sorrento I Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1993), a 26.92% interest in Sorrento II Partners (a California general partnership with Sierra Pacific Institutional Properties V formed in 1993), an 18.87% interest in Sierra Creekside Partners (a California general partnership with Sierra Pacific Development Fund formed in
1994), and a 37.74% interest in Sierra Vista Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1994).

Audited financial statements of Sierra Mira Mesa Partners and Sorrento I Partners are included in the Annual Report to the Limited Partners attached as an Exhibit.

(b.) NARRATIVE DESCRIPTION OF BUSINESS. During 1996, the Partnership owned and operated one real estate project in Tucson, Arizona as described above. The project is occupied by eight tenants, the most significant of which are SHC of Arizona and Todd Engineering. SHC of Arizona comprised $95,000, or 20%, of 1996 rental income and Todd Engineering comprised $82,000, or 17%, of 1996 rental income.

There is significant competition in the industrial/office building rental market in the Partnership's trade area. An appraisal performed at the end of 1994 identified numerous projects near the Partnership's property that offered similar amenities at comparable rental rates.

Compliance with the provision of the Americans with Disabilities Act and changes in local building codes could require substantial capital expenditures at the Partnership's building. However, such expenditures through 1996 have been minimal and there are no identified deficiencies that will require significant capital expenditures in the future.

(c.) COMPARISON OF CURRENT ACTIVITIES TO THOSE PROPOSED AT THE INITIATION OF THE PARTNERSHIP. In the Partnership's prospectus dated September 4, 1984, the investment objectives were described as follows:

"The Partnership has been formed to acquire and operate on an all-cash basis commercial and industrial real properties, including properties which are to be developed by the Partnership or are under development or construction ("development properties") and properties which are newly-constructed or have operating histories ("existing properties"). A minimum of 50% of the cash invested in properties by the Partnership will be invested in development properties. The primary investment objectives of the Partnership are to: (i) preserve, protect, and return the Partnership's invested capital; (ii) generate sufficient cash from operations to make distributions of Available Cash to the Limited Partners; (iii) attempt to maximize long-term appreciation in the value of the Partnership's real estate investments; (iv) attempt to sell the Partnership's real estate investments for cash after an approximate three to five year holding period; (v) exclude from the assets of the Limited Partners, for purposes of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), the assets of the Partnership; and (vi) exclude from unrelated business taxable income the entire amount of any allocations to the Limited Partners. There is no assurance that such objectives will be attained."

Operations of the Partnership through 1996 have been consistent with the intent of the original prospectus in that the Partnership has invested in real estate projects that had the potential for capital gains, preservation of capital, and providing distributions of Available Cash to the limited partners. The ERISA and unrelated business tax objectives have been met. However, the Partnership and its real estate have been adversely affected by the Tax Reform Act of 1986, aggressive lending by banks that resulted in commercial real estate overbuilding, and subsequent severe recessions. The original intention to sell the Partnership's real estate investments after the five year holding period has been delayed indefinitely. As of December 31, 1996, the Partnership had paid cash distributions of $20.78 for each $250 unit investment and remaining partners' equity was computed at $122.26 per unit. Thus, if the Partnership were to be liquidated at the end of 1996 at book value, each $250 investment would have returned a total of $143.04.

The General Partner's goal is to continue operating its remaining property until such time as rental rates return to the level necessary to support new commercial and industrial building development. At that time, the property may be sold at a price substantially greater than its current book value.

ITEM 2.      PROPERTIES

The Partnership owns Sierra Valencia (the "Property"), an industrial property located in Tucson, Arizona. The Property includes one building comprising 81,943 rentable square feet and is 100% occupied at December 31, 1996. The weighted-average effective annual rent per square foot at December 31, 1996 is $5.58. The principal businesses carried on from the building are varied and include healthcare sales and administration, pistachio nut marketing and distribution, optics research and development, manufacturing for the recreational vehicle segment, and sales and distribution of medical equipment and supplies. There are no material liens or encumbrances on the Property at December 31, 1996.

The Partnership also owns a 49% interest in SMMP which owns Sierra Mira Mesa, an office building in San Diego, California. Through its ownership interest in SMMP, the Partnership also has an indirect 36.8% interest in an industrial property known as Sorrento I in San Diego, California. This indirect ownership interest is subject to adjustment yearly based upon the relative contributions of the partners.

SIERRA VALENCIA - TUCSON, ARIZONA

                         SUMMARY OF SIGNIFICANT TENANTS

Six of the Property's eight tenants occupy more than ten percent of the rentable square footage of the building as follows:

     Tenants                     Square Feet   Percent of  Effective Rent  Effective Rent   Percent of      Expiration
                                  Occupied      Rentable     Per Square      Per Annum     Gross Annual      of Lease
                                                 Square         Foot                          Rent
------------------------------------------------------------------------------------------------------------------------------------
Todd Engineering                   23,629         29%       $   3.49       $   82,412         18%         December 1997
SHC of Arizona, L.C.               10,654         13%           8.46           90,134         20%           July 2001
SHC of Arizona, L.C.                2,932          4%           3.60           10,560          2%        Month to Month
Boeckeler Instruments, Inc.         9,700         12%           6.84           66,348         15%          August 1997
Pistachio Corp. of Arizona, Inc.    9,350         11%           4.83           45,168         10%           July 1997
Byron Medical, Inc.                 8,124         10%           6.24           50,694         11%         November 1999
Wick Communications Co.            10,021         12%           5.23           52,364         11%        September 2001
Tenants Occupying Less
  Than 10% Sq. Ft.                  7,533          9%           7.88           59,365         13%            Various
                                 ----------------------------------------------------------------
Total Rented Space                 81,943        100%       $   5.58       $  457,045        100%
Vacancies                               0          0%
                                  -------------------
Total Rentable Space               81,943        100%
                                 ====================

                         SUMMARY OF LEASES BY EXPIRATION

One of the eight tenants has two leases, one of which is a month to month lease. The remaining leases on the Property are scheduled to expire over the next five years as indicated in the table below.

Year of expiration ...................            1997            1998            1999       2000             2001           Totals
Number of tenants ....................               3               1               2          0                2                8
Percent of total tenants .............              38%             12%             25%         0%              25%             100%
Total area (square feet) .............          42,679           4,317          11,340          0           20,675           79,011
Annual rent ..........................        $193,928         $27,411         $82,649         $0         $142,498         $446,486
Percent gross annual rent ............              43%              6%             18%         0%              31%              98%

DEPRECIABLE PROPERTY   Reference is made to Schedule III of the Form 10-K.

REAL ESTATE TAXES      The real estate tax obligation for 1996 is approximately
                       4.67% of assessed value. The annual real estate taxes for 1996 are $84,718.

INSURANCE              In the opinion of management, the property is adequately
                       covered by insurance.

SIERRA MIRA MESA - SAN DIEGO, CALIFORNIA

Sierra Mira Mesa office building consists of 89,560 rentable square feet and is 98% occupied at December 31, 1996. The principal business carried on from the building is insurance. The average effective annual rent per square foot at December 31, 1996 is $18.58.

                         SUMMARY OF SIGNIFICANT TENANTS

Only one of the five tenants occupies ten percent or more of the rentable square footage of the building. The principal business of this significant tenant is insurance. Details of this significant tenant and its leases follow:

     Tenants                                  Square Feet   Percent of  Effective Rent  Effective Rent   Percent of      Expiration
                                               Occupied      Rentable     Per Square      Per Annum     Gross Annual      of Lease
                                                             Square         Foot                          Rent
------------------------------------------------------------------------------------------------------------------------------------
State Comp. Insurance Fund .............        73,912         83%        $   19.77     $1,461,132         90%        February 2003
State Comp. Insurance Fund .............         1,489          2%             4.03          6,000          0%        Month to Month
Tenants Occupying Less
 Than 10% Sq. Ft .......................        11,925         13%            13.02        155,306         10%        Various
                                                --------------------------------------------------------------
Total Rented Space......................        87,326         98%        $   18.58     $1,622,438        100%
Vacancies ..............................         2,234          2%
                                                ------------------
Total Rentable Space ...................        89,560        100%
                                                ==================

                         SUMMARY OF LEASES BY EXPIRATION

One of the five tenants is on a month to month lease; the other four are scheduled to expire over the next seven years as scheduled below.

Year of expiration ......................      1997       1998       1999    2000    2001       2002          2003         Total
Number of tenants .......................         1          1          1       0       0          0             1             4
Percent of total tenants ................        20%        20%        20%      0%      0%         0%           20%           80%
Total area (square feet) ................     1,817      4,035      4,762       0       0          0        73,912        84,526
Annual rent .............................   $26,165    $55,396    $61,745    $  0    $  0    $     0    $1,461,132    $1,604,438
Percent gross annual rent ...............         2%         3%         4%      0%      0%         0%           90%           99%

                              DEPRECIABLE PROPERTY

                     Sierra Mira Mesa, San Diego, California
                   Office Building - Income-Producing Property

                                                                   Tenant
                             Land               Buildings          Improvements       Total

Historical Cost & Tax Basis     $2,480,940     $ 6,068,190        $ 2,007,750       $10,556,880

Accumulated Depreciation                        (2,009,589)        (1,639,873)       (3,649,462)
                           -----------------------------------------------------------------------

Net Carrying Value              $2,480,940     $ 4,058,601        $   367,877       $ 6,907,418
                           =======================================================================

Depreciation Method          Not Applicable     Straight-line      Straight-line
Depreciable Life             Not Applicable        5-30 Years        1-10 years

REAL ESTATE TAXES       The real estate tax obligation for 1996 is approximately
                        1.12% of the assessed value or $68,529.

INSURANCE               In the opinion of management, the property is adequately
                        covered by insurance.

ENCUMBRANCES          The property is encumbered by a mortgage lien in favor of
                      Lincoln National Life Insurance Company with a principal balance of $5,262,512 at December 31, 1996. The mortgage bears interest at 7.74%. Monthly principal and interest payments of $51,738.57 are due through maturity at October
                      2010. The note is subject to prepayment penalties of approximately 1% of the outstanding principal balance between months 25 and 177 of the loan term. No prepayment is allowed during the first two years of the loan and no prepayment penalty will be imposed if prepayment occurs in the final three months of the loan term.

SORRENTO I - SAN DIEGO, CALIFORNIA

Sorrento I is an industrial building with 43,100 square feet of rentable space. One tenant leased the entire 43,100 rentable square feet of Sorrento I in 1996. Rental income of $23,636 per month is recognized under this lease, which expires in April 2003. The effective annual rent per square foot at December 31, 1996 is $6.58. The principal business of the new tenant is research and development in the communications sector.

                              DEPRECIABLE PROPERTY

                              Sorrento I, San Diego, California
                         Office Building - Income-Producing Property

                                                                        Tenant
                                   Land            Buildings          Improvements        Total
Historical Cost & Tax Basis     $ 1,305,518       $  1,342,683      $ 1,063,783        $ 3,711,984

Accumulated Depreciation                              (421,749)        (748,621)        (1,170,370)
                           ------------------------------------------------------------------------

Net Carrying Value              $ 1,305,518       $    920,934      $   315,162        $ 2,541,614
                           ========================================================================
Depreciation Method          Not Applicable      Straight-line     Straight-line
Depreciable Life             Not Applicable      10-30 Years       7-10 years

REAL ESTATE TAXES       The real estate tax obligation for 1996 is approximately
                        1.13% of the assessed value or $28,324.

INSURANCE               In the opinion of management, the property is adequately
                        covered by insurance.

ENCUMBRANCES            Sorrento I Partners ("SIP") had a non-recourse bank note
                        payable with an original principal balance of $3,000,000 collateralized by the Sorrento I property. The annual interest rate of the note was variable at bank prime plus 2-1/2% with a minimum rate of 9% and maximum rate of 15-1/2%. The original maturity of the note was July
                        1998 and the note included a discounted payoff option of $1,500,000.

                        CGS Real Estate Company, Inc. ("CGS"), an affiliate of the General Partner, acquired the note and security documents from the bank in May 1996. In connection with the purchase of the bank note and security documents by CGS, SIP made a principal payment to the bank of $750,000 and entered into a $750,000 note agreement with CGS (the "CGS Agreement"). The CGS Agreement, collaterized by real and personal property, calls for monthly interest payments through December 1996 and monthly principal and interest payments thereafter until maturity on May 31, 2016. The interest rate is fixed at 9.34% per annum for the first year of the note and will thereafter be the one year Treasury rate plus 375 basis points.

                        At any time upon 120 days written notice to CGS, SIP may fully discharge the note by the payment of an amount equal to $750,000 less the aggregate amount of principal paid under the note between the date of the CGS Agreement and the date of payment plus any interest due.

ITEM 3.      LEGAL PROCEEDINGS

The Partnership is not involved in any material legal proceedings.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S PARTNERS' EQUITY AND RELATED MATTERS


As of December 31, 1996, the number of security holders is as follows:

                                     NUMBER               NUMBER OF
                                    OF UNITS            RECORD HOLDERS
                               ---------------         ---------------
Limited Partners                       77,000                    4,030
                               ===============         ===============

These securities are all of the same class, namely, limited partnership interests (units) and were sold pursuant to a registration statement filed under the Securities Act of 1933, as amended. The total offering was 80,000 units at $250.00 per unit.

No broker or dealer currently makes a market in the units of the Partnership. Accordingly, there are no published price or trading volume figures available for the units. The units have been transferred on an extremely limited extent from time-to-time since the inception of the Partnership; however, the market for the units is highly restricted and sporadic, especially in view of the investor suitability requirements imposed on new purchasers by the various state blue sky laws and the restrictions on transfer contained in the Partnership Agreement.

The Partnership paid cash distributions of $2.60 per limited partnership unit during each of the years ended December 31, 1996 and 1995. There are no contractual or other restrictions on the Partnership's ability to make such distributions.

ITEM 6.      SELECTED FINANCIAL DATA

The Selected Financial Data for the Partnership is filed by reference to the Annual Report to the Limited Partners attached as an Exhibit.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward looking statements reflecting the Partnership's expectations in the near future; however, many factors which may affect the actual results, especially changing regulations, are difficult to predict. Accordingly, there is no assurance that the Partnership's expectations will be realized.

Overview:

The following discussion should be read in conjunction with the Selected Financial Data and the Partnership's Financial Statements and Notes thereto incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit. As of December 31, 1996, the Partnership owns Sierra Valencia, an industrial office building in Tucson, Arizona. The Partnership also owns a 49% interest in Sierra Mira Mesa Partners ("SMMP"). SMMP owns an office building - Sierra Mira Mesa in San Diego, California.

Results of Operations:

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995.

Rental income increased by $39,000, or 9%, due primarily to an increase in occupancy from 88% at December 31, 1995 to 100% at December 31, 1996. One new tenant accounted for an increase in leased square footage of 10,021, or 12%, of the rentable square footage of Sierra Valencia. The weighted-average effective rent per square foot, on an accrual basis, decreased from $5.80 at December 31, 1995 to $5.58 at December 31, 1996, principally as a result of favorable lease terms given to this new tenant as an incentive to lease space at the Property.

Interest income decreased by $84,000, or 30%, due to a $1,318,000 principal paydown on the note receivable from the sale of Sierra Spectrum received in July 1995. This note had an original balance of $3,200,000 and bears interest at a rate of 10% per annum.

Operating expenses decreased by $85,000, or 12%, primarily due to a $70,000 decrease in depreciation and amortization expense resulting from the discontinuance of depreciation on the building which was fully depreciated in the first quarter of 1996.

The Partnership's share of income (loss) from investment in SMMP was $156,000 for the year ended December 31, 1996 compared to ($296,000) for the year ended December 31, 1995. The increase in income generated by SMMP was principally due to its share of income from Sorrento I Partners ("SIP"), which owns the Sorrento I property. SIP, which is included in the consolidated financial statements of SMMP, exercised a discounted payoff option in 1996 which resulted in an extraordinary gain of $1,200,000. Furthermore, Sorrento I Partners entered into a lease with a tenant for all of the square footage of the Sorrento I property in 1996. The property, which was vacant throughout 1995, recorded rental income of $189,000 in 1996 as a result of this new tenant.

COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994.

Rental income decreased by $576,000, or 57%, as a result of the sale of Sierra Spectrum on December 30, 1994. Sierra Spectrum generated $702,000 in rental income in 1994. The effects of this sale were partially offset by increased occupancy at Sierra Valencia from 84% at December 31, 1994 to 88% at December 31, 1995. Operating expenses decreased by $592,000, or 45%, as a result of the sale of Sierra Spectrum who had operating expenses of $643,000 in 1994. This decrease was partially offset by an increase in Sierra Valencia's operating expenses due primarily to a full year's depreciation taken on significant tenant improvements capitalized late in 1994.

The gain on sale of Sierra Spectrum was recorded using the installment method in accordance with Statement of Financial Accounting Standards No. 66, "Accounting For Sales of Real Estate". A deferred gain of $367,000 was recorded at December 30, 1994 related to this transaction. During the year ended December 31, 1995, the Partnership received principal payments of $1,318,000 on the trust deed note and recognized $152,000 of the deferred gain related to this transaction. The Partnership recorded interest income of $277,000 in 1995 related to the note receivable from the sale of Sierra Spectrum.

The Partnership's share of loss from investment in SMMP increased by $178,000. The increase in losses generated by SMMP was principally due to its share of losses from the Sorrento I Partners joint venture, which owns the Sorrento I property. This property, whose sole tenant moved out in September 1994, was unoccupied during all of 1995 and generated a net loss of $640,000. SMMP's share of that loss was $375,000.

Liquidity and Capital Resources:

The Partnership generated cash of $133,000 from operating activities during 1996. The Partnership is in a liquid position, with current assets of $217,000 and current liabilities of $96,000. Cash of $1,318,000 was received on the note receivable from the Sierra Spectrum sale in 1995 and short-term advances of $1,300,000 and $11,300 were made to Sierra Mira Mesa Partners in 1995 and 1996, respectively. The Partnership's primary capital requirements will be for construction of new tenant space and compliance with the Americans with Disabilities Act or other yet unknown changes in building codes. It is anticipated that these requirements will be funded from operations of the Property.

Inflation:

The Partnership's long-term leases contain provisions designed to mitigate the adverse impact of inflation on its results from operations. Such provisions may include escalation clauses related to Consumer Price Index increases.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and independent auditors' report are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

      1.    Independent Auditors' Report

      2.    Balance Sheets - December 31, 1996 and 1995

      3. Statements of Operations - for the years ended December 31, 1996, 1995 and 1994

      4. Statements of Changes in Partners' Equity - from June 5, 1984 (Inception of Partnership) to December 31, 1993 and for the years ended December 31, 1996, 1995 and 1994

      5. Statements of Cash Flows - for the years ended December 31, 1996, 1995 and 1994

      6.    Notes to Financial Statements

      7. Audited Consolidated Financial Statements and related footnotes of Sierra Mira Mesa Partners

      8.    Audited financial statements and related footnotes of Sorrento I
            Partners

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The Registrant is a California Limited Partnership and has no officers or directors.

S-P Properties, Inc., a California corporation, is the general partner of the Registrant. In December 1994, Finance Factors, Inc., a subsidiary of CGS Real Estate Company, Inc., purchased the common stock of TCP, Inc. TCP, Inc. owns all of the common stock of S-P Properties, Inc. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc., a subsidiary of CGS Real Estate Company, Inc. CGS Real Estate Company, Inc. and its affiliates are engaged in real estate management, leasing, ownership, and sales. The companies own or manage more than ten million square feet of commercial real estate in Texas, Arizona, Colorado, California and the Carolinas.

The executive officers and directors of S-P Properties, Inc. are:

                                                                                       APPROXIMATE
NAME                         POSITION                                  AGE            TIME IN OFFICE
----                         --------                                  ---            --------------
Thomas N. Thurber       President and Director                          46               2 years

Dawson L. Davenport     Vice President                                  41               2 years

Steven M. Speier        Secretary/Treasurer and Director                46               2 years

William J. Carden       Assistant Secretary/Treasurer and Director      52               2 years

Thomas N. Thurber - President and Director, S-P Properties, Inc. Mr. Thurber is a Certified Public Accountant who began his career with Arthur Andersen & Co. in 1972. In 1979, he joined a major publicly traded real estate development firm
(Daon) where he became Controller for U.S. Operations. Subsequently, Mr. Thurber served as Director of Real Estate for a developer of retail properties, and Chief Financial Officer of a trust with significant investments in commercial real estate. Mr. Thurber also serves as a director of Property Secured Investments, Inc. Mr. Thurber holds a bachelors degree in accounting from Florida State University.

Dawson L. Davenport - Vice President, S-P Properties, Inc. Mr. Davenport is the founder of WD Real Estate Services, a full service property management firm that became part of the Banc Commercial family of companies in 1992. Mr. Davenport has been responsible for the management, development and rehabilitation of substantial commercial, industrial, retail, and residential projects during the past seventeen years. Mr. Davenport specializes in leasing and turning around distressed properties.

Steven M. Speier - Secretary/Treasurer and Director, S-P Properties, Inc. Mr. Speier is a Certified Public Accountant who, after spending two years in public accounting, went into the banking industry in 1975. During his sixteen year banking career, Mr. Speier managed a real estate loan portfolio of approximately $1.5 billion secured by properties throughout the United States. Mr. Speier brings to S-P Properties, Inc. a broad real estate background that includes management, leasing, and disposition of all categories of commercial real estate. Mr. Speier also serves as a director of IDM Corporation. Mr. Speier is a licensed real estate broker and has a masters degree in business administration from Grand Valley State University in Michigan.

William J. Carden - Assistant Secretary/Treasurer and Director, S-P Properties, Inc. Mr. Carden is the founder and President of CGS Real Estate Company, Inc., which owns over one million square feet of commercial real estate. Mr. Carden founded DVM Properties, Inc. in 1974 which concentrated on rehabilitation of retail, office, industrial, and commercial real estate. Mr. Carden is a former Director of Bay Financial, a New York Stock Exchange company and currently serves as a director of Property Secured Investments, Inc. and IDM Corporation.

There have been no events under any bankruptcy act, no criminal proceedings, and no judgments or injunctions material to the evaluation of the ability and integrity of any director or officer during the past five years.

ITEM 11.     MANAGEMENT REMUNERATION

The Registrant is a California Limited Partnership and has no officers or directors. No options to purchase securities of the Registrant have been granted to any person.

In accordance with the terms of the Partnership Agreement, certain affiliates of the General Partner receive real estate brokerage commissions in connection with the leasing of properties by the Partnership and receive from the Partnership certain management and administrative services fees. These amounts are set forth in the Annual Report to the Limited Partners attached as an Exhibit.

ITEM  12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership may pay a management fee of 6% of the gross rental income collected from the property to Banc Commercial California (BCCA). These fees for the year ended December 31, 1996 were $15,030. Bancor Real Estate Company, Inc. (Bancor) provides services to the Partnership such as accounting, legal, data processing and similar services and is entitled to reimbursement for expenses incurred to provide such services. Amounts so reimbursed totaled $61,809 during the year ended December 31, 1996. The Partnership also reimburses BCCA for construction supervision costs. The Partnership paid $1,873 to BCCA for tenant improvement supervisory costs in 1996. In consideration for services rendered with respect to initial leasing of Partnership properties, BCCA is paid initial leasing costs. For the year ended December 31, 1996, these fees amounted to $10,153. Bancor and BCCA are both wholly owned subsidiaries of CGS Real Estate Company, Inc. William J. Carden, an officer and director of S-P Properties, Inc., the General Partner of the Partnership, owns 50% of CGS Real Estate Company, Inc.

On December 30, 1994, the Sierra Spectrum property with a historical cost basis of $2,993,134 was sold for $4,000,000 ($800,000 cash down-payment and $3,200,000 trust deed note) to No.-So., Inc. This note calls for monthly interest only payments and bears interest of 10% per annum. The original note was due to mature on June 30, 1995 and was extended to June 30, 1997. All other terms of the original note remain unchanged. During the year ended December 31, 1995, the Partnership received principal payments of $1,317,928 on the trust deed note. CGS Real Estate Company, Inc. owns 33.33% of No.-So., Inc. William J. Carden, an officer and director of S-P Properties, Inc., the General Partner of the Partnership, owns 50% of CGS Real Estate Company, Inc.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. EXHIBITS

   1.    Annual Report to the Limited Partners

   2.    Exhibit Number 27 - Financial Data Schedule

B. FINANCIAL STATEMENT SCHEDULES

        The following financial statement schedules and the report of the independent auditors thereon are included herein:

   1. Schedule II - Valuation and Qualifying Accounts and Reserves - for the years ended December 31, 1996, 1995 and 1994

   2.   Schedule III - Real Estate and Accumulated Depreciation - December 31,
        1996

   All other schedules are omitted as they either are not required or are not applicable, or the required information is set forth in the financial statements and notes thereto.

C. REPORTS ON FORM 8-K

   None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         SIERRA PACIFIC PENSION INVESTORS '84
                                         a California Limited Partnership
                                         S-P PROPERTIES, INC.
                                         General Partner


Date:     April 7, 1997                  /S/THOMAS N. THURBER
          -------------                  --------------------
                                         Thomas N. Thurber
                                         President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





Date:     April 7, 1997                  /S/THOMAS N. THURBER
          -------------                  --------------------
                                         Thomas N. Thurber
                                         President and Director
                                         S-P Properties, Inc.




Date:     April 7, 1997                  /S/WILLIAM J. CARDEN
          -------------                  --------------------
                                         William J. Carden
                                         Assistant Secretary/Treasurer
                                         and Director
                                         S-P Properties, Inc.



Date:     April 7, 1997                  /S/MICHELE E. JOHNSON
          -------------                  --------------------
                                         Michele E. Johnson
                                         Chief Accounting Officer
                                         S-P Properties, Inc.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

To the Partners of
Sierra Pacific Pension Investors '84


We have audited the financial statements of Sierra Pacific Pension Investors '84, a California limited partnership, (the "Partnership") as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996 and have issued our report thereon dated February 24, 1997, except for Note 7, which the date is April 7, 1997. Such consolidated financial statements and report are included in your 1996 Annual Report to the Limited Partners and are incorporated herein by reference. Our audits also included the financial statement schedules of Sierra Pacific Pension Investors '84, listed in Item 14. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
February 24, 1997, except for Note 7, which the date is April 7, 1997

                             SCHEDULE II - FORM 10-K
                      SIERRA PACIFIC PENSION INVESTORS '84
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              For the Years Ended December 31, 1996, 1995 and 1994

--------------------------------------------------------------------------------

                                                   Income -
                                                  Producing
                                                  Properties
                                               ---------------
Allowance for loss - January 1, 1994          $     3,660,000

Provision charged to costs
     and expenses (1)                                       0

Reduction due to sale of property                  (1,780,000)
                                               ---------------

Allowance for loss - December 31, 1994              1,880,000

Provision charged to costs
     and expenses (1)                                       0
                                               ---------------

Allowance for loss - December 31, 1995              1,880,000

Provision charged to costs
     and expenses (1)                                       0
                                               ---------------

Allowance for loss - December 31, 1996        $     1,880,000
                                               ===============

(1) See Notes 1 and 4 to financial statements incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

                            SCHEDULE III - FORM 10-K

                      SIERRA PACIFIC PENSION INVESTORS '84
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996

--------------------------------------------------------------------------------

                                Initial Cost                                   Gross Amount at
                             to Partnership (1)    Improvements        Which carried at close of period
                           ---------------------   Capitalized      ------------------------------------------
                Encumb-                Improve-   After Acquis-                Improve-        Total      Accumulated   Date
Description      rances      Land       ments       ition (2)       Land         ments       (3)(4)(5)    Depreciation Constructed
OFFICE BUILDING -
  INCOME PRODUCING PROPERTY:

Sierra Valencia
  Tucson, Arizona           $977,677               $ 3,885,328    $  977,677  $  3,826,021  $ 4,803,698    1,494,933     11/87

                                Date       Depreciation
Description                    Acquired         Life
OFFICE BUILDING -
  INCOME PRODUCING PROPERTY:

Sierra Valencia
  Tucson, Arizona                9/85       3-30 yrs.

(1)  The initial cost represents the original purchase price of the property.
(2)  The Partnership has capitalized property development costs.
(3)  Also represents cost for Federal Income Tax purposes.
(4) A valuation allowance of $1,880,000 was established as the appraised value of the property declined below book value. See Notes 1 and 4 to the financial statements incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.
(5) Reconciliation of total real estate carrying value and accumulated depreciation for the three years ended December 31, 1996 is as follows:

                                    Total Real Estate              Accumulated
                                      Carrying Value               Depreciation
                                     ---------------             ---------------
 Balance - January 1, 1994           $   10,007,326              $    1,811,593
    Additions during the year               698,718                     484,257
    Sales during the year                (5,962,208)                 (1,189,074)
                                     ---------------             ---------------
 Balance - December 31, 1994              4,743,836                   1,106,776
    Additions during the year                25,112                     257,965
    Write off of fully
    depreciated assets                       (6,000)                     (6,000)
                                     ---------------             ---------------
 Balance - December 31, 1995              4,762,948                   1,358,741
    Additions during the year                94,057                     189,499
    Write off of fully
    depreciated assets                      (53,307)                    (53,307)
                                     ---------------             ---------------
 Balance - December 31, 1996         $    4,803,698              $    1,494,933
                                     ===============             ===============

                      SIERRA PACIFIC PENSION INVESTORS '84
                       (A California Limited Partnership)

                             SELECTED FINANCIAL DATA
        For the Years Ended December 31, 1996, 1995, 1994, 1993 and 1992

--------------------------------------------------------------------------------

                                           1996           1995           1994          1993          1992
                                       ------------- --------------- -------------  ------------  ------------
REVENUES                            $       668,706      $  713,877   $ 1,024,731  $    976,600  $    670,020

OPERATING EXPENSES:
  Total                                     626,646         711,475     1,303,971     1,261,416     1,306,672
  Per dollar of revenues                       0.94            1.00          1.27          1.29          1.95
NET INCOME (LOSS) FROM
  CONTINUING OPERATIONS:
  Total                                    (137,422)       (141,624)     (304,760)     (334,852)     (431,257)
  General Partner                                 0               0        25,667             0             0
  Limited Partners                         (137,422)       (141,624)     (330,427)     (334,852)     (431,257)
  Per Limited Partnership Unit (1)            (1.78)          (1.84)        (4.29)        (4.35)        (5.60)
CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                      133,115          85,860       273,900       (41,067)     (109,493)
CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES                      (94,057)      1,332,930      (286,770)      (61,415)      230,920
CASH  (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                     (251,766)     (1,507,000)      345,333      (602,000)            0

TOTAL ASSETS                              9,510,493       9,496,780    10,011,579    10,471,572    10,850,397

PARTNERS' EQUITY:
  Total                                   9,414,142       9,416,533     9,758,157    10,242,584    10,654,436
  General Partner                                 0               0             0             0             0
  Limited Partners                        9,414,142       9,416,533     9,758,157    10,242,584    10,654,436
LIMITED PARTNERS' EQUITY - PER UNIT (1)      122.26          122.29        126.73        133.02        138.37
NOTE RECEIVABLE                           1,697,739       1,697,739     2,832,704           N/A           N/A
INCOME-PRODUCING PROPERTIES:
  Number                                          1               1             1             2             2
  Cost                                    4,803,698       4,762,948     4,743,836    10,007,326     9,931,212
  Less: Accumulated depreciation         (1,494,933)     (1,358,741)   (1,106,776)   (1,811,593)   (1,392,118)
        Valuation allowance              (1,880,000)     (1,880,000)   (1,880,000)   (3,660,000)   (3,660,000)
  Net book value                          1,428,765       1,524,207     1,757,060     4,535,733     4,879,094

INVESTMENT IN UNCONSOLIDATED
  JOINT VENTURE                           4,616,117       4,464,589     4,804,259     4,915,823     4,984,578

DISTRIBUTIONS PER UNIT (1)                     2.60            2.60          2.00          1.00           N/A

N/A = Not applicable nor available

(1) The net loss, limited partners' equity and distributions per unit are based upon the limited partnership units outstanding at the end of the year, 77,000 in all years. The cumulative distributions per limited partnership unit from inception to December 31, 1996 equal $20.78.

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sierra Pacific Pension Investors '84

We have audited the accompanying balance sheets of Sierra Pacific Pension Investors '84, a California limited partnership, (the "Partnership") as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Pacific Pension Investors '84 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
February 24, 1997, except for Note 7, which the date is April 7, 1997

                      SIERRA PACIFIC PENSION INVESTORS '84
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                           December 31, 1996 and 1995

--------------------------------------------------------------------------------
                                                       December 31, December 31,
                                                           1996          1995
                                                        ----------    ----------
ASSETS

Cash and cash equivalents .........................     $   42,060    $  254,768
Receivables:
   Note, net of deferred gain of
     $215,786 (Notes 3 and 4) .....................      1,697,739     1,697,739
   Unbilled rent (Notes 1 and 4) ..................         76,575        76,462
   Billed rent (Note 1) ...........................         15,415         7,139
   Due from Sierra Mira Mesa Partners (Note 3) ....      1,311,300     1,300,000
   Other ..........................................        159,461        31,894
Due from affiliates (Note 3) ......................         47,466         7,000
Income-producing property - net of
  accumulated depreciation and
  valuation allowance of $3,374,933 in 1996
  and $3,238,741 in 1995, respectively (Note 4) ...      1,428,765     1,524,207
Investment in unconsolidated
  joint venture (Notes 1 and 5) ...................      4,616,117     4,464,589
Other assets (Notes 1, 2 and 3) ...................        115,595       132,982
                                                        ----------    ----------
Total Assets ......................................     $9,510,493    $9,496,780
                                                        ==========    ==========
LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities (Note 2) ............     $   96,351    $   80,247
                                                        ----------    ----------
Total Liabilities .................................         96,351        80,247
                                                        ----------    ----------
Partners' equity (Notes 1 and 6):
  General Partner .................................              0             0
  Limited Partners:
    80,000 units authorized,
    77,000 issued and outstanding .................      9,414,142     9,416,533
                                                        ----------    ----------
Total Partners' equity ............................      9,414,142     9,416,533
                                                        ----------    ----------
Total Liabilities and Partners'  equity ...........     $9,510,493    $9,496,780
                                                        ==========    ==========

                             See Accompanying Notes

                      SIERRA PACIFIC PENSION INVESTORS '84
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1996, 1995 and 1994


--------------------------------------------------------------------------------

                                                     1996               1995                1994
                                              ------------------   --------------    ------------------
REVENUES:
  Rental income (Note 1)                       $        475,900      $   437,188       $     1,013,682
  Interest income (Note 3)                              192,806          276,689                     0
  Other income                                                0                0                11,049
                                              ------------------   --------------    ------------------
                 Total revenues                         668,706          713,877             1,024,731
                                              ------------------   --------------    ------------------
EXPENSES:
Operating expenses:
  Depreciation and amortization                         236,624          306,320               580,197
  Property taxes and insurance                          125,261          111,347               156,935
  General and administrative                             36,399           61,655                34,120
  Legal and accounting                                   74,062           61,302                57,452
  Administrative fees (Note 3)                           61,809           54,349                96,758
  Maintenance and repairs                                39,857           43,752               150,435
  Management fees (Note 3)                               27,508           27,134                63,911
  Utilities                                              13,828           17,840                51,504
  Salaries and payroll taxes                                  0            8,854                45,585
  Renting expenses                                            0            7,617                30,680
  Other operating expenses                               11,298           11,305                36,394
                                              ------------------   --------------    ------------------
       Total operating expenses                         626,646          711,475             1,303,971
                                              ------------------   --------------    ------------------
INCOME (LOSS) BEFORE GAIN FROM PROPERTY
  DISPOSITION                                            42,060            2,402              (279,240)

GAIN FROM PROPERTY DISPOSITION (Note 4)                       0          151,510                91,823
                                              ------------------   --------------    ------------------
INCOME (LOSS) BEFORE PARTNERSHIP'S SHARE
  OF UNCONSOLIDATED JOINT VENTURE LOSS                   42,060          153,912              (187,417)
                                              ------------------   --------------    ------------------
PARTNERSHIP'S SHARE OF UNCONSOLIDATED
  JOINT VENTURE LOSS FROM CONTINUING
  OPERATIONS (Note 5)                                  (179,482)        (295,536)             (117,343)

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
  JOINT VENTURE EXTRAORDINARY GAIN (Note 5)             335,031                0                     0
                                              ------------------   --------------    ------------------
NET INCOME (LOSS)                              $        197,609      $  (141,624)      $      (304,760)
                                              ==================   ==============    ==================

Per limited partnership unit (Note 1):
  Loss before extraordinary gain               $          (1.78)     $     (1.84)      $         (4.29)
  Extraordinary gain                                       4.35                0                     0
                                              ------------------   --------------    ------------------
Net income (loss)                              $           2.57      $     (1.84)      $         (4.29)
                                              ==================   ==============    ==================

                             See Accompanying Notes

                      SIERRA PACIFIC PENSION INVESTORS '84
                       (A California Limited Partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
        From June 5, 1984 (Inception of Partnership) to December 31, 1993
            and for the Years Ended December 31, 1996, 1995 and 1994

--------------------------------------------------------------------------------

                                             Limited Partners                                      Total
                                       --------------------------------         General           Partners'
                                         Per Unit            Total              Partner            Equity
                                       ---------------   --------------    ------------------  ---------------
Proceeds from sale of
  partnership units                     $      250.00      $19,418,250                           $ 19,418,250
Underwriting commissions
  and other organization expenses              (37.34)      (2,894,014)                            (2,894,014)
Repurchase of 665 partnership units             (0.03)        (151,621)                              (151,621)
Cumulative net (loss) income
  (to December 31, 1993)                       (66.03)      (5,084,025)      $       107,667       (4,976,358)
Cumulative distributions
  (to December 31, 1993)                       (13.58)      (1,046,006)             (107,667)      (1,153,673)
                                       ---------------   --------------    ------------------  ---------------

Partners' equity - January 1, 1994             133.02       10,242,584                     0       10,242,584
Net (loss) income                               (4.29)        (330,427)               25,667         (304,760)
Distributions                                   (2.00)        (154,000)              (25,667)        (179,667)
                                       ---------------   --------------    ------------------  ---------------

Partners' equity December 31, 1994             126.73        9,758,157                     0        9,758,157
Net loss                                        (1.84)        (141,624)                              (141,624)
Distributions                                   (2.60)        (200,000)                              (200,000)
                                       ---------------   --------------    ------------------  ---------------

Partners' equity December 31, 1995             122.29        9,416,533                     0        9,416,533
Net income                                       2.57          197,609                                197,609
Distributions                                   (2.60)        (200,000)                              (200,000)
                                       ---------------   --------------    ------------------  ---------------

Partners' equity - December 31, 1996    $      122.26  $     9,414,142   $                 0  $     9,414,142
                                       ===============   ==============    ==================  ===============

                             See Accompanying Notes

                      SIERRA PACIFIC PENSION INVESTORS '84
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1996, 1995 and 1994

--------------------------------------------------------------------------------

                                                                    1996               1995                1994
                                                             ------------------   --------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $        197,609      $  (141,624)      $      (304,760)
  Adjustments to reconcile net income (loss) to cash
  provided by operating activities:
    Depreciation and amortization                                      236,624          306,320               580,197
    Undistributed (income) loss of
      unconsolidated joint venture                                    (155,549)         295,536               117,343
    Gain from property disposition                                           0         (151,510)              (91,823)
    (Increase) decrease in rent receivable                              (8,389)          12,433                (1,175)
    (Increase) decrease in other receivables                          (127,567)         (63,347)               25,040
    (Increase) decrease in other assets                                (25,717)           1,227              (186,989)
    Increase (decrease) in accrued and other liabilities                16,104         (173,175)              136,067
                                                             ------------------   --------------    ------------------
    Net cash provided by operating activities                          133,115           85,860               273,900
                                                             ------------------   --------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions                                    (94,057)         (25,112)             (698,718)
    Net cash proceeds from property disposition                              0                0               421,748
    Payments received on note receivable                                     0        1,317,928                     0
    Capital contributions to
      unconsolidated joint venture                                           0       (1,275,036)             (139,650)
    Distributions received from unconsolidated
      joint venture                                                          0        1,315,150               129,850
                                                             ------------------   --------------    ------------------
    Net cash (used in) provided by investing activities                (94,057)       1,332,930              (286,770)
                                                             ------------------   --------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings from affiliates                                         177,200                0               525,000
    Payments to affiliates                                            (228,966)      (1,307,000)                    0
    Cash distributions                                                (200,000)        (200,000)             (179,667)
                                                             ------------------   --------------    ------------------
    Net cash (used in) provided by financing activities               (251,766)      (1,507,000)              345,333
                                                             ------------------   --------------    ------------------
NET (DECREASE)  INCREASE IN CASH AND
   CASH EQUIVALENTS                                                   (212,708)         (88,210)              332,463

CASH AND CASH EQUIVALENTS - Beginning of year                          254,768          342,978               10,515
                                                             ------------------   --------------    ------------------
CASH AND CASH EQUIVALENTS - End of year                       $         42,060      $   254,768       $       342,978
                                                             ==================   ==============    ==================

In 1995, $31,453 of interest receivable was added to the principal balance of the related note receivable. This transaction is a noncash item not reflected in the above statement of cash flows.

                             See Accompanying Notes

                      SIERRA PACIFIC PENSION INVESTORS '84
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

1.          ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Sierra Pacific Pension Investors '84 (the "Partnership") was organized on June 5, 1984 in accordance with the provisions of the California Uniform Limited Partnership Act to acquire, develop and operate certain real properties. S-P Properties, Inc. is the General Partner and manager of the Partnership. On December 30, 1994, all of the outstanding stock of TCP, Inc. was sold to Finance Factors, Inc. TCP, Inc. owns all of the common stock of S-P Properties, Inc. Finance Factors was a subsidiary of CGS Real Estate Company, Inc., a national real estate company. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc., another subsidiary of CGS Real Estate Company, Inc.

The Partnership's activities during the preceding five years have involved the ownership and operation of two real estate projects in Arizona: Sierra Spectrum in Phoenix, Arizona and Sierra Valencia in Tucson, Arizona. In December 1994, the Partnership sold Sierra Spectrum.

The Partnership holds a 49% interest in Sierra Mira Mesa Partners ("SMMP"), a California general partnership with Sierra Pacific Development Fund II formed in 1985. SMMP was initially created to develop and operate the office building known as Sierra Mira Mesa in San Diego, California. SMMP also holds a 75.06% interest in Sorrento I Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1993), a 26.92% interest in Sorrento II Partners (a California general partnership with Sierra Pacific Institutional Properties V formed in 1993), an 18.87% interest in Sierra Creekside Partners (a California general partnership with Sierra Pacific Development Fund formed in
1994), and a 37.74% interest in Sierra Vista Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1994).

BASIS OF FINANCIAL STATEMENTS

The Partnership maintains its books and prepares its financial statements in accordance with generally accepted accounting principles. However, the Partnership prepares its tax returns on the accrual basis of accounting as defined by the Internal Revenue Code with adjustments to reconcile book and taxable income (loss) for differences in the treatment of certain income and expense items. The accompanying financial statements do not reflect any provision for federal or state income taxes since such taxes are the obligation of the individual partners.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid, short-term investments with original maturities of three months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Partnership at December 31, 1996 and 1995 consist of cash and cash equivalents, receivables, note receivables, due from affiliates and accounts payable. The fair value of cash and cash equivalents, receivables and accounts payable approximates the carrying value due to the short term nature of these items. The fair value of the note receivable and due from affiliates can not be determined due to the related party nature of these receivables.

Sierra Pacific Pension Investors '84
Notes to Financial Statements
Page two

INCOME-PRODUCING PROPERTIES

Property and tenant improvements are carried at cost and depreciated on the straight-line method over the estimated lives of the related assets, ranging from three to thirty years. Tenant improvements incurred at the initial leasing of the properties are depreciated over ten years and tenant improvements incurred at the re-leasing of the properties are depreciated over the life of the related lease.

Expenditures for repairs and maintenance are charged against income as incurred. Improvements and major renewals are capitalized. Costs and the related accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal or when fully depreciated and any resulting gain or loss is reflected in income or deferred income as appropriate.

The Partnership employs a systematic approach in determining whether the value of income-producing property has been impaired. Prior to 1995, a provision for loss on a property was established if the appraised value of the property declined below its book value due to what the General Partner believed to be an other than temporary condition. A complete appraisal was performed on the properties as of December 31 each year. A provision for loss on the properties was established as the appraised value of the properties declined below book value because of depressed real estate market conditions, which the General Partner believed to be other than temporary. A complete appraisal was performed on the properties as of December 31, 1994 that indicated an appraised value in excess of the historical cost basis of the properties.

Effective January 1, 1995, the Partnership implemented Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement"). The Partnership regularly evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Future cash flows are estimated and compared to the carrying amount of the asset to determine if an impairment has occurred. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Partnership shall recognize an impairment loss in accordance with the Statement. No additional provision was required due to the implementation of this Statement.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1996. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The investment in unconsolidated joint venture is stated at cost and is adjusted for the Partnerships' share in earnings or losses and cash contributions to or distributions from the joint venture (equity method).

OTHER ASSETS

Deferred leasing costs represent costs incurred to lease the property and are amortized over the life of the related lease.

Sierra Pacific Pension Investors '84
Notes to Financial Statements
Page three


RENTAL INCOME AND RENT RECEIVABLE

Rental income is recognized on the straight-line method over the term of the related operating lease in accordance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

Rent receivable consists of (a) unbilled rent - the difference between rent recognized on the straight-line method and actual cash due; and (b) billed rent
- rent due but not yet received.

CALCULATION OF EQUITY AND NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT

Equity and net income (loss) per limited partnership unit are determined by dividing the Limited Partners' equity and net income (loss) by the number of limited partnership units outstanding, 77,000.


2.          DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts at December 31, 1996 and 1995, is as follows:

                                                      1996            1995
                                                 -------------    --------------
      Other assets:
       Prepaid expenses                          $      3,210     $     3,214
       Deferred leasing costs,
         net of accumulated
         amortization of $113,032 in 1996
         and $98,158 in 1995                          112,385         129,768
                                                 -------------    --------------
                                                 $    115,595     $   132,982
                                                 =============    ==============

      Accrued and other liabilities:
       Accounts payable                          $     25,123     $    14,059
       Accrued expenses                                44,333          42,834
       Security deposits                               26,895          23,354
                                                 -------------    --------------
                                                 $     96,351     $    80,247
                                                 =============    ==============

3.          GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of TCP, Inc. was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). TCP, Inc. owns all of the common stock of S-P Properties, Inc., the General Partner of the Partnership. CMC continued to manage the affairs of the Partnership through June 30, 1995.

An affiliate of the General Partner may receive a management fee of 6% of the gross rental income collected from the properties. Management fees for the years ended December 31, 1996, 1995 and 1994 were $15,030, $5,300 and $63,911, respectively.

An affiliate of the General Partner is entitled to reimbursement for expenses incurred by the affiliate for services provided to the Partnership such as accounting, legal, data processing and similar services. The affiliate was reimbursed $61,809, $33,651 and $96,758 for such services for the years ended December 31, 1996, 1995 and 1994, respectively. Additionally, the Partnership reimbursed the affiliate for construction supervision costs incurred by the affiliate. For the years ended December 31, 1996, 1995 and 1994, the affiliate received $1,873, $0 and $146, respectively, for tenant improvements supervisory costs.

Sierra Pacific Pension Investors '84
Notes to Financial Statements
Page four

In consideration for services rendered with respect to initial leasing of Partnership properties, an affiliate of the General Partner is paid initial leasing costs. For the year ended December 31, 1996, these fees amounted to $10,153 and were recorded as deferred leasing costs. No such costs were incurred in 1995. For the year ended December 31, 1994, the affiliate also received $9,326 for leasing supervision costs that were recorded as part of renting expenses of the properties. No such costs were incurred in 1995 and 1996.

In 1995 and 1996, the Partnership made non-interest bearing short-term advances to Sierra Mira Mesa Partners of $1,300,000 and $11,300, respectively. Repayment is expected in 1997.

During 1996, the Partnership made non-interest bearing, short-term advances to other affiliates. Repayment is expected in 1997.

As further described in Note 4, in 1994 the Partnership sold a property to an affiliate of the General Partner for cash of $800,000 and a $3,200,000 trust deed note. This note calls for monthly interest only payments and bears interest of 10% per annum. The original note was due to mature on June 30, 1995 and was extended to June 30, 1997. All other terms of the original note remain unchanged. Interest income related to this note of $191,000 and $262,000 was recognized during the years ended December 31, 1996 and 1995, respectively. Interest receivable related to this note is $159,461 and $31,894 at December 31, 1996 and 1995, respectively. The Partnership received $47,838 of this receivable in January 1997.

4.          INCOME-PRODUCING PROPERTIES

At December 31, 1996 and 1995 the total cost and accumulated depreciation of the property are as follows:

                                      1996                         1995
                                ------------------           ------------------
Land                            $     977,677                $     977,677
Building and improvements           3,826,021                    3,785,271
                                ------------------           ------------------
             Total                  4,803,698                    4,762,948

Accumulated depreciation           (1,494,933)                  (1,358,741)
Valuation allowance                (1,880,000)                  (1,880,000)
                                ------------------           ------------------
             Net                $   1,428,765                $  1,524,207
                                ==================           ==================

On December 30, 1994, the Sierra Spectrum property, with a historical cost basis of $2,993,134, was sold for $4,000,000 ($800,000 cash down-payment and a $3,200,000 trust deed note) to an affiliate of Finance Factors, Inc. The gain on sale was recorded in accordance with Statement of Financial Accounting Standards No. 66, "Accounting For Sales of Real Estate", using the installment method and the Partnership recorded a gain of $91,823 (net of selling costs and unamortized loan fees and lease costs). A deferred gain of $367,296 was recorded at December 31, 1994. This gain will be recognized as principal payments on the trust deed note are received. During the year ended December 31, 1995, the Partnership received principal payments of $1,317,928 on the trust deed note and recognized $151,510 of the deferred gain related to this transaction.

Sierra Pacific Pension Investors '84
Notes to Financial Statements
Page five

Future minimum base rental income, under the existing operating leases for the Sierra Valencia property, to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:

                                  Straight-line                     Cash
   YEAR ENDING DECEMBER 31,            Basis                        Basis
                                 ------------------           ------------------

          1997                    $         405,548           $          439,004
          1998                              227,430                      238,674
          1999                              205,373                      218,808
          2000                              142,497                      153,489
          2001                               82,883                       90,331
       Thereafter                                 0                            0
                                  ------------------           -----------------
             Total                $       1,063,731           $        1,140,306
                                  ==================           =================

The Partnership relied on four tenants to generate approximately 61% of total 1996 rental revenues. The breakdown of these four tenants' industry segments and rental income contribution is as follows: 17% - manufacturing for the recreational vehicle segment; 20% - healthcare administration; 11% - sales/distribution of medical equipment and supplies; and 13% - optical service research and development.

5.           INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners ("SMMP"), a California general partnership, was formed in 1985 between the Partnership and Sierra Pacific Development Fund II, an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. The property contains 89,560 square feet and is 98% leased at December 31, 1996. At December 31, 1996 the Partnership's interest in SMMP was 49%; the remaining 51% interest was owned by Sierra Pacific Development Fund II.

The Partnership's investment in SMMP as of December 31, 1996 and 1995 is comprised of the following:

                                           1996                  1995
                                    ------------------     -----------------
Equity interest                     $       4,495,515     $       4,339,966
Investment advisory and
  other fees, less accumulated
  amortization of $133,622 and
  $129,602 in 1996 and 1995,
  respectively.                               120,602               124,623
                                     ------------------     -----------------
Investment in unconsolidated
  joint venture                     $       4,616,117     $       4,464,589
                                     ==================     =================

Sierra Pacific Pension Investors '84
Notes to Financial Statements
Page six

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned California general partnership for the year ended December 31, 1996. Sorrento I Partners was accounted for under the equity method in the prior year. The financial statements of SMMP for prior years have not been restated as the consolidation was accounted for as a step acquisition in accordance with Accounting Research Bulletin No. 51, "Consolidated Financial Statements". The condensed balance sheets at December 31, 1996 and 1995, and the condensed statements of operations for the years ended December 31, 1996, 1995 and 1994 for SMMP follow:

                            CONDENSED BALANCE SHEETS

                                          December 31,            December 31,
                                             1996                     1995
                                        ------------------    ------------------
ASSETS

Cash and cash equivalents               $        26,721       $      1,325,020
Rent receivable                               1,186,818              1,021,948
Other receivables                               169,241                 98,955
Due from affiliates                           1,536,968              1,830,588
Income-producing property,
  net of accumulated depreciation             9,449,032              7,059,867
Investment in unconsolidated
  joint ventures                              2,773,176              3,306,143
Other assets                                  1,119,115              1,044,860
                                        ------------------    ------------------

Total Assets                            $    16,261,071       $     15,687,381
                                        ==================    ==================

LIABILITIES AND GENERAL PARTNERS' EQUITY

Accrued and other liabilities           $       104,428       $         62,940
Due to Sierra Pacific Pension
  Investors '84                               1,311,300              1,300,000
Note payable                                  6,012,512              5,467,368
                                        ------------------    ------------------

Total Liabilities                             7,428,240              6,830,308
                                        ------------------    ------------------

Minority interest in joint venture             (341,689)                     0
                                        ------------------    ------------------
General Partners' equity                      9,174,520              8,857,073
                                        ------------------    ------------------
Total Liabilities and General
Partners' equity                        $    16,261,071       $     15,687,381
                                        ==================    ==================

Sierra Pacific Pension Investors '84
Notes to Financial Statements
Page seven


                       CONDENSED STATEMENTS OF OPERATIONS

                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                       1996                1995                1994
                                                                 -----------------   -----------------  -------------------
Revenues:
   Rental income                                                $       1,808,673   $       1,529,497  $         1,458,990
   Other income                                                           178,726             181,358              376,022
                                                                 -----------------   -----------------  -------------------
                           Total revenues                               1,987,399           1,710,855            1,835,012
                                                                 -----------------   -----------------  -------------------
Expenses:
   Operating expenses                                                     728,593             641,206              690,827
   Depreciation and amortization                                          813,359             586,602              526,253
   Interest                                                               559,759             392,088              366,330
                                                                 -----------------   -----------------  -------------------

                           Total expenses                               2,101,711           1,619,896            1,583,410
                                                                 -----------------   -----------------  -------------------


(Loss) Income before Partnership's
    share of unconsolidated
    joint venture losses                                                 (114,312)            90,959              251,602
Partnership's share of unconsolidated
    joint venture losses                                                 (354,765)          (694,095)            (491,079)
                                                                 -----------------   -----------------  -------------------
Loss before extraordinary gain                                           (469,077)          (603,136)            (239,477)

Extraordinary gain                                                      1,200,381                  0                    0
                                                                 -----------------   -----------------  -------------------
Income (Loss) before minority interest's
    share of consolidated joint venture
    loss                                                                  731,304           (603,136)            (239,477)
                                                                 -----------------   -----------------  -------------------
Minority interest's share of
    consolidated joint venture loss
    from continuing operations                                            102,787                  0                    0

Minority interest's share of
    consolidated joint venture
    extraordinary gain                                                   (516,644)                 0                    0
                                                                 -----------------   -----------------  -------------------
Net Income (Loss)                                                $        317,447    $      (603,136)   $        (239,477)
                                                                 =================   =================  ===================

As of December 31, 1996, SMMP holds a 26.92% interest in Sorrento II Partners (a California general partnership with Sierra Pacific Institutional Properties V formed in 1993), an 18.87% interest in Sierra Creekside Partners (a California general partnership with Sierra Pacific Development Fund formed in 1994), and a 37.74% interest in Sierra Vista Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1994).

Sierra Pacific Pension Investors '84
Notes to Financial Statements
Page eight

The following is a summary of aggregated financial information for all investments owned by SMMP which are accounted for under the equity method:

                            CONDENSED BALANCE SHEETS


                                                December 31,           December 31,
                                                    1996                   1995
                                             ------------------     ------------------

ASSETS
Cash and cash equivalents                    $         159,369      $         915,348
Restricted certificate of deposit                            0                 92,782
Rent receivable                                        781,284                559,063
Due from affiliates                                     50,681
Income-producing property,
  net of accumulated depreciation                   15,043,645             17,673,355
Other assets                                           732,144                831,769
                                             ------------------     ------------------

Total Assets                                 $      16,767,123      $      20,072,317
                                             ==================     ==================

LIABILITIES AND GENERAL PARTNERS' EQUITY

Accrued and other liabilities                $         648,328      $         519,998
Note payable                                         5,213,615              8,032,405
                                             ------------------     ------------------
Total Liabilities                                    5,861,943              8,552,403
                                             ------------------     ------------------
Ground lessors' equity in income
  producing property                                 3,000,000              3,000,000
                                             ------------------     ------------------
General Partners' equity                             7,905,180              8,519,914
                                             ------------------     ------------------
Total Liabilities and General
Partners' equity                             $      16,767,123      $      20,072,317
                                             ==================     ==================

Sierra Pacific Pension Investors '84
Notes to Financial Statements
Page nine
                       CONDENSED STATEMENTS OF OPERATIONS

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                  1996                1995                1994
                                            -----------------   -----------------  -------------------

Revenues:
   Rental income                           $       2,474,335   $       2,124,077  $         2,036,925
   Other income                                       13,968               6,915                9,111
                                            -----------------   -----------------  -------------------
                       Total revenues              2,488,303           2,130,992            2,046,036
                                            -----------------   -----------------  -------------------
Expenses:
   Operating expenses                              1,788,643           2,009,862            2,213,433
   Depreciation and amortization                   1,461,571           1,438,310            1,303,173
   Interest                                          427,967             691,407              587,893
                                            -----------------   -----------------  -------------------

                       Total expenses              3,678,181           4,139,579            4,104,499
                                            -----------------   -----------------  -------------------

Net Loss                                   $     (1,189,878)   $     (2,008,587)  $       (2,058,463)
                                            =================   =================  ===================

Reference is made to the audited financial statements of Sierra Mira Mesa Partners and Sorrento I Partners included herein.

Sierra Pacific Pension Investors '84
Notes to Financial Statements
Page ten

6.          PARTNERS' EQUITY

Accrual basis profits and losses resulting from operations of the Partnership are allocated 99% to the Limited Partners and 1% to the General Partner. Currently, the Partnership does not meet the criteria for distributing cash to the General Partner, and it cannot reasonably predict when the criteria will be met. Accordingly, no accrual basis profits and losses from operations were allocated to the General Partner.

Upon any sale, refinancing or other disposition of the Partnership's real property, distributions will be made to the Limited Partners until they have received distributions from the sale or financing proceeds in an amount equal to 100% of their unreturned capital. Thereafter, distributions generally will be divided 1% to the General Partner and 99% to the Limited Partners until the Limited Partners have received distributions equal to 15% per annum cumulative on each Limited Partner's unreturned capital. However, after the Limited Partners have received distributions from the sale or financing proceeds equal to their unreturned capital plus distributions from all sources equal to a cumulative but not compounded return of 6% per annum on their unreturned capital, the General Partner may be entitled to special distributions not to exceed 3% of the gross sales prices of property sold by the Partnership. Thereafter, the General Partner will be entitled to receive incentive distributions which, when aggregated with the 1% distributions to the General Partner described in the preceding sentence, will equal 10% of the total net sale or financing proceeds available for distribution to the Partners. Any remaining sale or financing proceeds will be distributed to the Limited Partners.

7.          SUBSEQUENT EVENT

In March 1997, the Partnership entered into a loan agreement in the amount of $1,404,000. This loan, which is secured by the Sierra Valencia property, bears interest at 9.25% per annum and calls for monthly principal and interest payments of $12,023.60 on the first day of each month. Such payments shall continue until April 2007, when the indebtedness is due in full. There is a 1% premium for prepayment of this note. 33

                            SIERRA MIRA MESA PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sierra Mira Mesa Partners

We have audited the accompanying consolidated balance sheets of Sierra Mira Mesa Partners, a California general partnership, (the "Partnership") as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Mira Mesa Partners as of December 31, 1996 and 1995, and the results of its operations and cash flows for each for the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
February 24, 1997

                            SIERRA MIRA MESA PARTNERS
                       (A California General Partnership)

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995


                                                 December 31,    December 31,
                                                     1996           1995
                                                 ------------    -----------
ASSETS

Cash and cash equivalents ....................   $     26,721    $ 1,325,020
Receivables:
   Unbilled rent (Notes 1 and 4) .............      1,186,818      1,021,948
   Other .....................................        169,241         98,955
Due from affiliates, net (Note 3) ............      1,536,968      1,830,588
Income-producing property - net of accumulated
     depreciation of $4,819,832 in 1996 and
     $3,198,509 in 1995 (Notes 1 and 4) ......      9,449,032      7,059,867
Investment in unconsolidated
    joint ventures (Notes 1 and 5) ...........      2,773,176      3,306,143
Other assets (Notes 1, 2 and 3) ..............      1,119,115      1,044,860
                                                 ------------    -----------
Total Assets .................................   $ 16,261,071    $15,687,381
                                                 ============    ===========
LIABILITIES AND GENERAL PARTNERS' EQUITY

Accrued and other liabilities (Note 2) .......   $    104,428    $    62,940
Due to Sierra Pacific Pension Investors '84
    (Note 3) .................................      1,311,300      1,300,000
Notes payable (Note 6) .......................      6,012,512      5,467,368
                                                 ------------    -----------
Total Liabilities ............................      7,428,240      6,830,308
                                                 ------------    -----------
Minority interest in consolidated
     joint venture (Note 1) ..................       (341,689)             0

General Partners' equity (Notes 1 and 7) .....      9,174,520      8,857,073
                                                 ------------    -----------
Total Liabilities and General Partners' equity   $ 16,261,071    $15,687,381
                                                 ============    ===========

                             See Accompanying Notes

                            SIERRA MIRA MESA PARTNERS
                       (A California General Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1996, 1995 and 1994

                                               1996            1995           1994
                                            -----------    -----------    -----------
Revenues:
   Rental income (Note 1) ...............   $ 1,808,673    $ 1,529,497    $ 1,458,990
   Interest income ......................       178,726        181,358        292,408
   Other income .........................             0              0         83,614
                                            -----------    -----------    -----------
          Total revenues ................     1,987,399      1,710,855      1,835,012
                                            -----------    -----------    -----------
Expenses:
   Operating expenses:
   Depreciation and amortization ........       813,359        586,602        526,253
   Property taxes and insurance .........        53,587        126,078        117,827
   Administrative fees (Note 3) .........       101,142         63,623         45,149
   Maintenance and repairs ..............       262,271        201,373        211,374
   Management fees (Note 3) .............        93,780         79,388        101,977
   Utilities ............................       138,443        126,769        129,425
   Legal and accounting .................        42,011         20,231         34,940
   General and administrative ...........         4,484          3,475          5,787
   Salaries and payroll taxes ...........             0          2,151         24,642
   Renting expenses .....................         5,128            205          7,144
   Other operating expenses .............        27,747         17,913         12,562
                                            -----------    -----------    -----------
     Total operating expenses ...........     1,541,952      1,227,808      1,217,080

   Interest .............................       559,759        392,088        366,330
                                            -----------    -----------    -----------
     Total expenses .....................     2,101,711      1,619,896      1,583,410
                                            -----------    -----------    -----------
(LOSS) INCOME BEFORE PARTNERSHIP'S
   SHARE OF UNCONSOLIDATED JOINT
   VENTURE LOSSES .......................      (114,312)        90,959        251,602
                                            -----------    -----------    -----------
PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE LOSSES (Note 5) ........      (354,765)      (694,095)      (491,079)
                                            -----------    -----------    -----------
LOSS BEFORE EXTRAORDINARY GAIN ..........      (469,077)      (603,136)      (239,477)

EXTRAORDINARY GAIN ON EXTINGUISHMENT
   OF DEBT (Note 6) .....................     1,200,381              0              0
                                            -----------    -----------    -----------
INCOME (LOSS) BEFORE MINORITY INTEREST'S
   SHARE OF CONSOLIDATED JOINT VENTURE
   LOSS .................................       731,304       (603,136)      (239,477)
                                            -----------    -----------    -----------
MINORITY INTEREST'S SHARE OF CONSOLIDATED
   JOINT VENTURE LOSS FROM CONTINUING
   OPERATIONS ...........................       102,787              0              0

MINORITY INTEREST'S SHARE OF CONSOLIDATED
   JOINT VENTURE EXTRAORDINARY GAIN .....      (516,644)             0              0
                                            -----------    -----------    -----------
NET INCOME (LOSS) .......................   $   317,447    $  (603,136)   $  (239,477)
                                            ===========    ===========    ===========

                             See Accompanying Notes

                            SIERRA MIRA MESA PARTNERS
                       (A California General Partnership)

         CONSOLIDATED STATEMENTS OF CHANGES IN GENERAL PARTNERS' EQUITY
              For the Years Ended December 31, 1996, 1995 and 1994

                                         General Partners
                            ------------------------------------------
                            Sierra Pacific  Sierra Pacific
                              Development     Pension
                               Fund II      Investors '84    Total
                             -----------    -------------  -----------
General Partners' equity -
  January 1, 1994 ........   $ 4,978,391    $ 4,783,160    $ 9,761,551
Net loss .................      (122,133)      (117,344)      (239,477)
Contributions ............       145,350        139,650        285,000
Distributions ............      (135,150)      (129,850)      (265,000)
                             -----------    -----------    -----------
General Partners' equity -
  December 31, 1994 ......     4,866,458      4,675,616      9,542,074
Net loss .................      (307,600)      (295,536)      (603,136)
Contributions ............       768,258      1,275,036      2,043,295
Distributions ............      (810,009)    (1,315,150)    (2,125,160)
                             -----------    -----------    -----------
General Partners' equity -
  December 31, 1995 ......     4,517,107      4,339,966      8,857,073
Net income ...............       161,898        155,549        317,447
                             -----------    -----------    -----------
General Partners' equity -
  December 31, 1996 ......   $ 4,679,005    $ 4,495,515    $ 9,174,520
                             ===========    ===========    ===========

                             See Accompanying Notes

                            SIERRA MIRA MESA PARTNERS
                       (A California General Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1996, 1995 and 1994

                                                               1996          1995            1994
                                                           -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ....................................   $   317,447    $  (603,136)   $  (239,477)
  Adjustments to reconcile net income (loss)
  to cash provided by (used in) operating activities:
    Depreciation and amortization ......................       813,359        586,602        526,253
    Gain from extinguishment of debt ...................    (1,200,381)             0              0
    Undistributed losses of
      unconsolidated joint ventures ....................       354,765        694,095        491,079
    Minority interest in consolidated
       joint venture income ............................       413,857              0              0
    (Increase) decrease in rent receivable .............      (164,870)       (97,228)       310,013
    (Increase) decrease in other receivables ...........       (70,286)       (98,955)        20,079
    Increase in other assets ...........................      (293,798)      (592,548)      (151,580)
    Increase (decrease) in accrued and other liabilities        12,579        (26,419)         6,449
                                                           -----------    -----------    -----------
  Net cash provided by (used in) operating activities ..       182,672       (137,589)       962,816
                                                           -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ....................      (745,134)       (45,552)       (60,054)
    Capital contributions to
      unconsolidated joint ventures ....................      (824,400)    (1,972,826)    (2,100,000)
    Distributions received from unconsolidated
      joint ventures ...................................       731,500        488,566              0
                                                           -----------    -----------    -----------
  Net cash used in investing activities ................      (838,034)    (1,529,812)    (2,160,054)
                                                           -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Loans to affiliates ................................        (4,771)      (142,801)             0
    Repayments of loans to affiliates ..................       142,801              0              0
    Borrowings from affiliates .........................       166,890      1,300,000              0
    Repayments of borrowings from affiliates ...........             0              0      1,462,213
    Cash contributions from General Partners ...........             0      2,043,295        285,000
    Cash distributions .................................             0     (2,125,160)      (265,000)
    Principal proceeds from notes payable ..............             0      5,500,000              0
    Principal payments on notes payable ................      (992,832)    (3,612,225)      (272,418)
                                                           -----------    -----------    -----------
  Net cash (used in) provided by financing activities ..      (687,912)     2,963,109      1,209,795
                                                           -----------    -----------    -----------
NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS ................................    (1,343,274)     1,295,708         12,557

CASH AND CASH EQUIVALENTS - Beginning of year ..........     1,369,995         29,312         16,755
                                                           -----------    -----------    -----------
CASH AND CASH EQUIVALENTS - End of year ................   $    26,721    $ 1,325,020    $    29,312
                                                           ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the year for interest ...............   $   580,906    $   399,521    $   363,899
                                                           ===========    ===========    ===========

                             See Accompanying Notes

                          SIERRA MIRA MESA PARTNERS
                      (A CALIFORNIA GENERAL PARTNERSHIP)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Sierra Mira Mesa Partners ("SMMP"), a California general partnership, was formed in 1985 between Sierra Pacific Development Fund II ("SPDFII") and Sierra Pacific Pension Investors '84 ("SPPI'84") to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. The property contains 89,560 square feet and is 98% leased at December 31, 1996. At December 31, 1996 Sierra Pacific Development Fund II's interest in SMMP was 51%; the remaining 49% interest was owned by Sierra Pacific Pension Investors '84.

S-P Properties, Inc. is the General Partner and manager of SPDFII and SPPI'84. On December 30, 1994, all of the outstanding stock of TCP, Inc. was sold to Finance Factors, Inc. TCP, Inc. owns all of the common stock of S-P Properties, Inc. Finance Factors was a subsidiary of CGS Real Estate Company, Inc., a national real estate company. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc., another subsidiary of CGS Real Estate Company, Inc.

SMMP also holds investments in three other industrial/commercial properties through its investments in unconsolidated joint ventures. Refer to Note 5 for additional information.

BASIS OF FINANCIAL STATEMENTS

The Partnership maintains its books and prepares its financial statements in accordance with generally accepted accounting principles. However, the Partnership prepares its tax returns on the accrual basis of accounting as defined by the Internal Revenue Code with adjustments to reconcile book and taxable income (loss) for differences in the treatment of certain income and expense items. The accompanying financial statements do not reflect any provision for federal or state income taxes since such taxes are the obligation of the individual partners.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned joint venture as of December 31, 1996. Sorrento I Partners was accounted for under the equity method in the prior year. The financial statements of SMMP for prior years have not been restated as the consolidation was accounted for as a step acquisition in accordance with Accounting Research Bulletin No. 51, "Consolidated Financial Statements". All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid, short-term investments with original maturities of three months or less.

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page two

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Partnership at December 31, 1996 and 1995 consist of cash and cash equivalents, receivables, due from affiliates, accounts payable and note payable. The fair value of cash and cash equivalents, receivables and accounts payable approximate the carrying value due to the short term nature of these items. In the opinion of management, the fair value of the notes payable approximates the carrying value as the interest rate is based on market rates at December 31, 1996. Management was unable to determine the fair value of due from affiliates due to the related party nature of this receivable.

INCOME-PRODUCING PROPERTIES

Property and tenant improvements are carried at cost and depreciated on the straight-line method over the estimated lives of the related assets, ranging from three to thirty years. Tenant improvements incurred at the initial leasing of the properties are depreciated over ten years and tenant improvements incurred at the re-leasing of the properties are depreciated over the life of the related lease.

Expenditures for repairs and maintenance are charged against income as incurred. Improvements and major renewals are capitalized. Costs and the related accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal or when fully depreciated and any resulting gain or loss is reflected in income or deferred income as appropriate.

The Partnership employs a systematic approach in determining whether the value of income-producing property has been impaired. Prior to 1995, a provision for loss on a property was established if the appraised value of the property declined below its book value due to what the General Partner believed to be an other than temporary condition. A complete appraisal was performed on the property as of December 31 each year. A complete appraisal was performed on the property as of December 31, 1994 that indicated an appraised value in excess of the historical cost basis of the property.

Effective January 1, 1995, the Partnership implemented Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement"). The Partnership regularly evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Future cash flows are estimated and compared to the carrying amount of the asset to determine if an impairment has occurred. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Partnership shall recognize an impairment loss in accordance with the Statement. No provision was required due to the implementation of this Statement.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1996. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The investment in unconsolidated joint ventures is stated at cost and is adjusted for the Partnership's share in earnings or losses and cash contributions to or distributions from the joint ventures (equity method).

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page three

OTHER ASSETS

Deferred leasing costs represent costs incurred to lease properties and are amortized over the life of the related lease.

Deferred loan costs represent costs incurred to obtain financing and are amortized over the life of the related loan.

RENTAL INCOME AND RENT RECEIVABLE

Rental income is recognized on the straight-line method over the term of the related operating lease in accordance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

Unbilled rent receivable represents the difference between rent recognized on the straight-line method and actual cash due.


2.          DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 1996 and 1995, is as follows:

                                                  1996         1995
                                               ----------   ----------
Other assets:

  Prepaid expenses .........................   $   24,066   $    7,314
  Deferred loan costs, net of accumulated
     amortization of $153,009 in 1996 and
     $104,005 in 1995 ......................      207,187      256,673

  Deferred leasing costs, net of accumulated
     amortization of $689,001 in 1996 and
     $513,563 in 1995 ......................      782,199      747,742
  Tax impounds .............................       28,936       23,099
  Tenant improvement reserves ..............       76,727       10,032
                                               ----------   ----------
                                               $1,119,115   $1,044,860
                                               ==========   ==========
Accrued and other liabilities:
  Accounts payable .........................   $   56,711   $   23,341
  Security deposits ........................        2,761        2,761
  Accrued expenses .........................       16,125       12,949
  Interest payable .........................       28,831       23,889
                                               ----------   ----------
                                               $  104,428   $   62,940
                                               ==========   ==========

3.          GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of TCP, Inc. was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). TCP, Inc. owns all of the common stock of S-P Properties, Inc., the General Partner of the Partnership. CMC continued to manage the affairs of the Partnership through March 31, 1995.

An affiliate of S-P Properties, Inc. receives a management fee of 5.5% of the gross rental income collected from the property. This fee amounted to $93,780, $53,392 and $101,977, respectively, for the years ended December 31, 1996, 1995 and 1994. This fee was recorded as part of the operating expenses of the property.

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page four

SMMP reimburses an affiliate of S-P Properties, Inc. for expenses incurred by the affiliate for services provided to SMMP such as accounting, data processing and similar services. The affiliate was reimbursed $101,142, $51,201 and $45,149, respectively, for such services for the years ended December 31, 1996, 1995 and 1994. Additionally, SMMP reimbursed an affiliate for construction supervision costs incurred by the affiliate. For the years ended December 31, 1996, 1995 and 1994, the affiliate received $48,205, $3,374 and $9,595, respectively, for tenant improvements supervisory costs.

In consideration for services rendered with respect to initial leasing of SMMP's property, an affiliate of S-P Properties, Inc. is paid initial leasing costs. For the years ended December 31, 1996 and 1995, these fees amounted to $65,120 and $0, respectively, and were recorded as deferred leasing costs. The affiliate also received $6,825 in 1994 for leasing supervision costs that were recorded as part of the operating expenses of the property. No such costs were incurred in 1995 and 1996.

During 1993, SMMP loaned funds to a former affiliate of S-P Properties, Inc. in the form of demand notes. Such liabilities were assumed by Finance Factors, Inc. which acquired S-P Properties, Inc. as of December 30, 1994. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc. who has assumed the note. The annual interest rate of the loans was variable at bank prime plus 2-1/4% - 3% with a minimum rate of 9%. The loans totaled $2,360,000 at December 31, 1993 and were reduced to $1,687,787 at December 31, 1994. This loan was amended effective January 1, 1995 fixing the interest rate at 10%. The principal balance outstanding at December 31, 1996 is $1,687,787. Interest receivable related to this note is $169,241 and $98,955 at December 31, 1996 and 1995, respectively.

During 1995, the Partnership made a short-term, non-interest bearing loan to Sierra Pacific Development Fund II in the amount of $140,000. This loan was repaid in 1996. In 1996, the Partnership received a short-term, non-interest bearing loan from SPDFII in the amount of $155,590.

During 1995, an additional $2,801 was loaned to affiliates. This loan was repaid in 1996. During 1996, the Partnership made a non-interest bearing, short-term advance to an affiliate in the amount of $4,771. Repayment is expected in 1997.

During 1995 and 1996, the Partnership received non-interest bearing short-term advances from SPPI'84 of $1,300,000 and $11,300, respectively.

4.          INCOME-PRODUCING PROPERTIES

At December 31, 1996 and 1995 the total cost and accumulated depreciation of the properties are as follows:

                                     1996               1995
                                 -------------      -------------
Land                            $   3,786,458       $  2,480,940
Building and improvements          10,482,406          7,777,436
                                 -------------      -------------
         Total                     14,268,864         10,258,376

Accumulated depreciation           (4,819,832)        (3,198,509)
                                 -------------      -------------
         Net                    $   9,449,032       $  7,059,867
                                 =============      =============

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page five

Future minimum base rental income, under the existing operating leases for the Sierra Mira Mesa and Sorrento I properties, to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:

     Year Ending               Straight-line       Cash
    December 31,                  Basis           Basis
                             --------------   --------------
        1997                $    1,877,171    $   1,791,010
        1998                     1,820,361        1,870,272
        1999                     1,755,058        1,898,605
        2000                     1,744,767        1,984,598
        2001                     1,744,767        2,075,968
     Thereafter                  2,082,836        2,591,325
                             --------------   --------------
        Total               $   11,024,960    $  12,211,778
                             ==============   ==============

The Partnership relied on two tenants for 91% of 1996 rental income; 81% is from a state governmental agency associated with workers compensation insurance and 10% is from a tenant in the communications sector.

5.           INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

SMMP holds the following investments accounted for under the equity method at December 31, 1996:


o a 26.92% equity interest in Sorrento II Partners ("SIIP"), a joint venture formed on October 1, 1993 with Sierra Pacific Institutional Properties V, an affiliate, to develop and operate Sierra Sorrento II, an industrial building located in San Diego, California. SMMP's investment in SIIP as of December 31, 1996 and 1995 is $1,078,963 and $1,286,896, respectively. SMMP's share of the net loss of SIIP for the three years ended December 31, 1996, 1995, and 1994 is $61,933, $51,897 and $77,364, respectively;

o an 18.87% equity interest in Sierra Creekside Partners ("SCP"), a joint venture formed on February 1, 1994 with Sierra Pacific Development Fund, an affiliate, to develop and operate Sierra Creekside, a commercial office building in San Ramon, California. SMMP's investment in SCP as of December 31, 1996 and 1995 is $(102,995) and $476,836, respectively. SMMP's share of the net loss of SCP for the two years ended December 31, 1996 and December 31, 1995 and the eleven months ended December 31, 1994 is $70,232, $96,868 and $83,254, respectively;

o a 37.74% equity interest in Sierra Vista Partners ("SVP"), a joint venture formed on February 1, 1994 with Sierra Pacific Development Fund III, an affiliate, to develop and operate Sierra Vista, an industrial building in Anaheim, California. SMMP's investment in SVP as of December 31, 1996 and 1995 is $1,797,208 and $1,271,308, respectively. SMMP's share of the net loss of SVP for the two years ended December 31, 1996 and December 31, 1995 and the eleven months ended December 31, 1994 is $222,600, $173,375 and $164,748, respectively.

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page six

The following is a summary of aggregated financial information for all investments owned by SMMP which are accounted for under the equity method:

                             CONDENSED BALANCE SHEETS

                                                      December 31,  December 31,
                                                          1996         1995
                                                      -----------   -----------
ASSETS

Cash and cash equivalents .........................   $   159,369   $   915,348
Restricted certificate of deposit .................             0        92,782
Rent receivable ...................................       781,284       559,063
Due from affiliate ................................        50,681             0
Income-producing property,
  net of accumulated depreciation .................    15,043,645    17,673,355
Other assets ......................................       732,144       831,769
                                                      -----------   -----------
Total Assets ......................................   $16,767,123   $20,072,317
                                                      ===========   ===========
LIABILITIES AND GENERAL PARTNERS' EQUITY

Accrued and other liabilities .....................   $   648,328   $   519,998
Note payable ......................................     5,213,615     8,032,405
                                                      -----------   -----------
Total Liabilities .................................     5,861,943     8,552,403
                                                      -----------   -----------
Ground lessors' equity in income-producing property     3,000,000     3,000,000
                                                      -----------   -----------
General Partners' equity ..........................     7,905,180     8,519,914
                                                      -----------   -----------
Total Liabilities and General Partners' equity ....   $16,767,123   $20,072,317
                                                      ===========   ===========

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page seven

                        CONDENSED STATEMENTS OF OPERATIONS

                                         FOR THE YEAR ENDED DECEMBER 31,
                                       1996           1995          1994
                                   -----------    -----------    -----------
Revenues:
   Rental income ...............   $ 2,474,335    $ 2,124,077    $ 2,036,925
   Other income ................        13,968          6,915          9,111
                                   -----------    -----------    -----------
           Total revenues ......     2,488,303      2,130,992      2,046,036
                                   -----------    -----------    -----------
Expenses:
   Operating expenses ..........     1,788,643      2,009,862      2,213,433
   Depreciation and amortization     1,461,571      1,438,310      1,303,173
   Interest ....................       427,967        691,407        587,893
                                   -----------    -----------    -----------
           Total expenses ......     3,678,181      4,139,579      4,104,499
                                   -----------    -----------    -----------
Net Loss .......................   $(1,189,878)   $(2,008,587)   $(2,058,463)
                                   ===========    ===========    ===========

6.          NOTES PAYABLE

                                                  1996         1995
                                               ----------   ----------
Mortgage note payable, due in
monthly installments with interest at 7.74%,
collateralized by the real property
known as Sierra Mira Mesa.
This note matures in October 2010...........   $5,262,512   $5,467,368

Mortgage note payable, due in monthly
installments with interest at bank
prime plus 2-1/2%, collateralized
by the real property known as
Sorrento I. This note
was retired in 1996.........................            0    2,782,863

Mortgage note payable to affiliate,
due in monthly installments with
interest at the one year Treasury
rate plus 375 basis points,
collateralized by the real
property known as Sorrento I.
This note matures in May 2016...............      750,000            0
                                               ----------   ----------
                                               $6,012,512   $8,250,231
                                               ==========   ==========

CGS Real Estate Company, Inc. ("CGS"), an affiliate of the General Partner, acquired the Sorrento I mortgage note, due in July 1998, and security documents from the bank in May 1996. In connection with the purchase of the bank note and security documents by CGS, the Partnership made a principal payment to the bank of $750,000 and entered into a $750,000 note agreement with CGS (the "CGS Agreement"). The CGS Agreement, collaterized by real and personal property, calls for monthly interest payments through December 1996 and monthly principal and interest payments thereafter until maturity on May 31, 2016. The interest rate is fixed at 9.34% per annum for the first year of the note and will thereafter be the one year Treasury rate plus 375 basis points.

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page eight

At any time upon 120 days written notice to CGS, the Partnership may fully discharge the note by the payment of an amount equal to $750,000 less the aggregate amount of principal paid under the note between the date of the CGS Agreement and the date of payment plus any interest due.

The excess of the net carrying amount of the balance due under the bank note agreement, net of unamortized deferred loan fees, over the balance due under the CGS Agreement was recognized as an extraordinary item in the current year of $1,200,381.

Annual maturities under the Sierra Mira Mesa note and the CGS Agreement as of December 31, 1996 are: $235,523 in 1997; $254,660 in 1998; $275,356 in 1999;
$297,737 in 2000; $321,943 in 2001; and $4,627,293 thereafter.

7.          GENERAL PARTNERS' EQUITY

Accrual basis profit and losses resulting from operations of the Partnership are allocated 51% to Sierra Pacific Development Fund II and 49% to Sierra Pacific Pension Investors '84.

                               SORRENTO I PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)


                          AUDITED FINANCIAL STATEMENTS

                                DECEMBER 31, 1995

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sierra Sorrento I Partners

We have audited the accompanying balance sheets of Sorrento I Partners, a California general partnership, (the "Partnership") as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the two years ended December 31, 1995 and the period April 1, 1993 (date of inception) to December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sorrento I Partners as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the two years ended December 31, 1995 and the period April 1, 1993 (date of inception) to December 31, 1993 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Los Angeles, California
February 19, 1996

                               SORRENTO I PARTNERS
                             (A GENERAL PARTNERSHIP)

                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

--------------------------------------------------------------------------------

                                                    December 31,    December 31,
                                                        1995            1994
                                                    -----------     -----------
ASSETS
Cash and cash equivalents ......................    $    44,975     $     9,631
Receivables:
 Billed rent (Notes 1 and 4) ...................              0           5,880
Income-producing property -
 net of accumulated depreciation
 of $1,057,537 in 1995 and
 $948,204 in 1994 (Notes 1, 4 and 5) ...........      2,218,597       2,333,966
Other assets (Notes 1 and 2) ...................         63,751          76,622
                                                    -----------     -----------

Total Assets ...................................    $ 2,327,323     $ 2,426,099
                                                    ===========     ===========

LIABILITIES AND GENERAL PARTNERS'
EQUITY (DEFICIT)

Accrued and other liabilities (Note 2) .........    $    28,904     $    40,202
Note payable (Note 5) ..........................      2,782,863       2,731,010
                                                    -----------     -----------

Total Liabilities ..............................      2,811,767       2,771,212
                                                    -----------     -----------

Geaneral Partners' equity
 (deficit) (Notes 1 and 6) .....................       (484,444)       (345,113)
                                                    -----------     -----------

Total Liabilities and General
 Partners' equity (deficit) ....................    $ 2,327,323     $ 2,426,099
                                                    ===========     ===========

                             SEE ACCOMPANYING NOTES

                               SORRENTO I PARTNERS
                             (A GENERAL PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
               AND THE PERIOD APRIL 1, 1993 (DATE OF INCEPTION) TO
                                DECEMBER 31, 1993
--------------------------------------------------------------------------------

                                           1995                   1994                  1993
                                     -----------------     -------------------     ----------------
Revenues:
   Rental income (Note 1)               $           0         $       351,691         $    235,288
   Interest income                                  0                       0                1,441
                                     -----------------     -------------------     ----------------

                Total revenues                      0                 351,691              236,729
                                     -----------------     -------------------     ----------------

Expenses:
   Operating expenses:
   Depreciation and amortization              136,089                 154,876              121,649
   Property taxes and insurance                39,208                  43,250               43,435
   Administrative fees (Note 3)                40,354                  51,575               40,424
   Maintenance and repairs                     31,500                  47,420               42,085
   Management fees (Note 3)                         0                  21,101               14,117
   Utilities                                   16,175                   2,443                6,614
   Legal and accounting                        26,090                  37,425                9,160
   General and administrative                  29,041                   8,322                1,454
   Salaries and payroll taxes                   1,561                   9,663                9,933
   Renting expenses                                 0                   6,380                  404
   Other operating expenses                     8,980                   6,094                6,414
                                     -----------------     -------------------     ----------------

      Total operating expenses                328,998                 388,549              295,689

   Interest                                   310,575                 264,274              181,885
                                     -----------------     -------------------     ----------------

      Total costs and expenses                639,573                 652,823              477,574
                                     -----------------     -------------------     ----------------

NET LOSS                                $    (639,573)        $      (301,132)        $   (240,845)
                                     =================     ===================     ================

                             SEE ACCOMPANYING NOTES

                               SORRENTO I PARTNERS
                             (A GENERAL PARTNERSHIP)

           STATEMENTS OF CHANGES IN GENERAL PARTNERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
               AND THE PERIOD APRIL 1, 1993 (DATE OF INCEPTION) TO
                                DECEMBER 31, 1993
--------------------------------------------------------------------------------

                                                                                   General Partners
                                                                --------------------------------------------------------

                                                                 Sierra Pacific           Sierra
                                                                  Development            Mira Mesa
                                                                    Fund III             Partners            Total
                                                                -----------------  -------------------  ----------------
Contributions at inception, April 1, 1993                     $         (246,972) $           383,836  $        136,864
Net loss                                                                (108,308)            (132,537)         (240,845)
                                                                -----------------  -------------------  ----------------

General Partners' equity (deficit) - December 31, 1993                  (355,280)             251,299          (103,981)
Net loss                                                                (135,419)            (165,713)         (301,132)
Contributions                                                                  0               60,000            60,000
                                                                -----------------  -------------------  ----------------

General  Partners' equity (deficit) - December 31, 1994                 (490,699)             145,586          (345,113)
Net loss                                                                (264,847)            (374,726)         (639,573)
Contributions                                                                  0              500,242           500,242
                                                                -----------------  -------------------  ----------------

General Partners' equity (deficit) - December 31, 1995        $       (755,546)   $          271,102   $     (484,444)
                                                                =================  ===================  ================

                             SEE ACCOMPANYING NOTES

                               SORRENTO I PARTNERS
                             (A GENERAL PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
               AND THE PERIOD APRIL 1, 1993 (DATE OF INCEPTION) TO
                                DECEMBER 31, 1993
--------------------------------------------------------------------------------

                                                                      1995                1994                1993
                                                                -----------------  -------------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $    (639,573)     $      (301,132)     $   (240,845)
  Adjustments to reconcile net income
  to cash  used  in operating activities:
    Depreciation and amortization                                        136,089              154,876           121,649
    Decrease (increase) in rent receivable                                 5,880               (1,645)           (4,235)
    Increase in other assets                                              (7,849)              (2,538)          (15,661)
    Increase (decrease) in accrued and other liabilities                  74,411               74,913           (16,148)
                                                                -----------------  -------------------  ----------------

  Net cash  used in operating activities                                (431,042)             (75,526)         (155,240)
                                                                -----------------  -------------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions                                            0                    0            (6,037)
                                                                -----------------  -------------------  ----------------

  Net cash used in investing activities                                        0                    0            (6,037)
                                                                -----------------  -------------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Contributions by the General Partners                                500,242               60,000           482,836
    Principal payments on note payable                                   (33,856)             (59,275)         (237,127)
                                                                -----------------  -------------------  ----------------

      Net cash  provided by financing activities                         466,386                  725           245,709
                                                                -----------------  -------------------  ----------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                   35,344              (74,801)           84,432

CASH AND CASH EQUIVALENTS - Beginning of period                            9,631               84,432                 0
                                                                -----------------  -------------------  ----------------

CASH AND CASH EQUIVALENTS - End of period                          $      44,975      $         9,631      $     84,432
                                                                =================  ===================  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

  Cash paid during the period for interest                         $     223,811      $       197,852      $    204,710
                                                                =================  ===================  ================

During 1995 and 1994, accrued interest was added to the note payable principal balance in the amounts of $85,709 and $41,389, respectively. These are noncash transactions not reflected in the above statement of cash flows.

During 1993, Sierra Pacific Development Fund III contributed the Sorrento I Property and all related encumbrances to the newly formed joint venture of Sorrento I Partners. The fair value of the property represented a 44.97% interest. The net book value of the property transferred was a negative $345,972. This is a noncash transaction not reflected in the above statement of cash flows.

                             SEE ACCOMPANYING NOTES

                               SORRENTO I PARTNERS
                             (A GENERAL PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


1.          ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Sorrento I Partners ("SIP") was formed on April 1, 1993 between Sierra Mira Mesa Partners ("SMMP") and Sierra Pacific Development Fund III ("SPDFIII") to develop and operate the real property known as Sorrento I, an industrial building, located in San Diego, California. The property contains 43,100 square feet and is located adjacent to Sierra Mira Mesa office building which is owned and operated by Sierra Mira Mesa Partners. In 1993, SMMP contributed cash of $383,836 for a 55.03% interest and SPDFIII contributed the property and all associated encumbrances for a 44.97% interest in the Partnership. The partnership agreement calls for a recalculation of the percentage ownership interest each year on January 1st to account for the portion of Partner's aggregate capital contributions since inception through the prior year. During 1994, SMMP contributed an additional $60,000, increasing their percentage interest to 58.59% as of December 31, 1995 and decreasing SPDFIII's interest to 41.41%. During 1995, SMMP contributed $500,242 increasing their percentage to 75.06% and decreasing SPDFIII's interest to 24.94% effective January 1, 1996.

S-P Properties, Inc. is the General Partner of SPDFIII and of SMMP's general partners, Sierra Pacific Development Fund II and Sierra Pacific Pension Investors '84. S-P Properties, Inc. was owned by Finance Factors, Inc., a subsidiary of the national real estate company, CGS Real Estate Company, Inc. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc., another subsidiary of CGS Real Estate Company, Inc.

The building's sole tenant in 1994 occupied 100% of the space and vacated in September 1994. The building was vacant throughout 1995; however, the property has been leased effective February 1996 to a single tenant for the term from March 1996 through April 2003. The principal business of the new tenant is research and development in the communications sector.

BASIS OF FINANCIAL STATEMENTS

The Partnership maintains its books and prepares its financial statements in accordance with generally accepted accounting principles. However, the Partnership prepares its tax returns on the accrual basis of accounting as defined by the Internal Revenue Code with adjustments to reconcile book and taxable income (loss) for differences in the treatment of certain income and expense items. The accompanying financial statements do not reflect any provision for federal or state income taxes since such taxes are the obligation of the individual partners.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid, short-term investments with original maturities of three months or less.

Sorrento I Partners
Notes to Financial Statements
Page two

INCOME-PRODUCING PROPERTIES

Property and tenant improvements are carried at cost and depreciated on the straight-line method over the estimated lives of the related assets, ranging from seven to thirty years. Tenant improvements incurred at the initial leasing of the properties are depreciated over ten years and tenant improvements incurred at the re-leasing of the properties are depreciated over the life of the related lease.

Expenditures for repairs and maintenance are charged against income as incurred. Improvements and major renewals are capitalized. Costs and the related accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal or when fully depreciated and any resulting gain or loss is reflected in income or deferred income as appropriate.

The Partnership employs a systematic approach in determining whether the value of income-producing property has been impaired. Prior to 1995, a provision for loss on a property was established if the appraised value of the property declined below its book value due to what the General Partner believed to be an other than temporary condition. A complete appraisal was performed on the property as of December 31 each year. A complete appraisal was performed on the property as of December 31, 1994 that indicated an appraised value in excess of the historical cost basis of the property.

Effective January 1, 1995, the Partnership implemented Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement"). The Partnership regularly evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Future cash flows are estimated and compared to the carrying amount of the asset to determine if an impairment has occurred. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Partnership shall recognize an impairment loss in accordance with the Statement. No provision was required in 1995 due to the implementation of this Statement.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1995. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

OTHER ASSETS

Deferred loan costs represent costs incurred to obtain financing and are amortized over the life of the related loan.

RENTAL INCOME AND RENT RECEIVABLE

Rental income is recognized on the straight-line method over the term of the related operating lease in accordance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

Billed rent receivable represents rent due but not yet received.

Sorrento I Partners
Notes to Financial Statements
Page three

2.          DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS:

Additional information regarding certain balance sheet accounts, at December 31, 1995 and 1994 is as follows:

                                                              1995         1994
                                                            -------      -------
Other assets:
  Prepaid expenses ...................................      $ 2,600      $ 6,091
  Deferred loan costs, net of accumulated
    amortization of $125,175 in 1995 and
    $104,456 in 1994 .................................       53,664       70,473

  Tax impounds .......................................        7,429            0
  Deposits ...........................................           58           58
                                                            -------      -------
                                                            $63,751      $76,622
                                                            =======      =======
Accrued liabilities:
  Accounts payable ...................................      $ 2,815      $     0
  Accrued expenses ...................................            0       15,168
  Interest payable ...................................       26,089       25,034
                                                            -------      -------
                                                            $28,904      $40,202
                                                            =======      =======

3.          GENERAL AND RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of S-P Properties, Inc. was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). CMC continued to manage the affairs of the Partnership through March 31, 1995.

An affiliate of S-P Properties, Inc. receives a management fee of 6% of the gross rental income collected from the property. This fee amounted to $21,101 and $14,117, respectively, for the year ended December 31, 1994 and for the period ended December 31, 1993. This fee was recorded as part of the operating expenses of the property. No such costs were incurred in 1995.

SIP reimburses an affiliate of S-P Properties, Inc. for expenses incurred by the affiliate for services provided to SIP such as accounting, data processing and similar services. The affiliate was reimbursed $31,001, $51,575 and $40,424, respectively, for such services for the years ended December 31, 1995 and 1994 and for the period ended December 31, 1993. Additionally, SIP reimbursed an affiliate for construction supervision costs incurred by the affiliate. For the year ended December 31, 1994 and for the period ended December 31, 1993, the affiliate received $1,188 and $315, respectively, for tenant improvements supervisory costs that were recorded as part of the operating expenses of the property. No such costs were incurred in 1995.

In consideration for services rendered with respect to initial leasing of SIP's property, an affiliate of S-P Properties, Inc. is paid initial leasing costs. For the year ended December 31, 1994 and for the period ended December 31, 1993, these fees amounted to $1,261, and $8,844, respectively, and were recorded as deferred leasing costs. The affiliate also received in 1994 and 1993, $6,201, and $366, respectively, for leasing supervision costs that were recorded as part of the operating expenses of the property. No such costs were incurred in 1995.

Sorrento I Partners
Notes to Financial Statements
Page four

4.          INCOME-PRODUCING PROPERTIES

At December 31, 1995 and 1994 the total cost and accumulated depreciation of the property is as follows:


                                      1995                         1994
                               ------------------           ------------------


Land                           $   1,305,518                $   1,305,518
Building and improvements          1,970,616                    1,976,652
                               ------------------           ------------------

             Total                 3,276,134                    3,282,170

Accumulated depreciation          (1,057,537)                    (948,204)
                               ------------------           ------------------

             Net               $   2,218,597                $   2,333,966
                               ==================           ==================

The Property was vacant at December 31, 1995. On February 19, 1996, management of the Property entered into a lease for all of the square footage of Sierra Sorrento I. This lease, which provides for early occupancy on March 1, 1996, commences May 1, 1996 and expires April 30, 2003. The base rent called for under this lease is $21,891 per month for the first 24 months, which shall be increased on the first day of the 25th, 49th and 73rd months by 6% over the base rent paid per month for the previous 24 month period. This lease contains an option to extend for an additional five years.

5.          NOTE PAYABLE

Real and personal property are collateral for the non-recourse note payable. The annual interest rate of the note is variable at bank prime plus 2-1/2% with a minimum rate of 9% and maximum rate of 15-1/2%. The original maturity of the note is July 1998. At December 31, 1995, the interest rate was 11.25%. This loan was modified effective May 1, 1995 to include a discounted payoff option. This option allows for a one time option of paying off the note for $1,500,000 between April and October of 1996 provided there have been no events of default.

If the payoff option is not exercised, the annual maturities of the note payable as of December 31, 1995 are: $31,348 in 1996; $35,062 in 1997; and $2,716,453 in
1998.

In the opinion of management, the carrying value of the note payable at the current interest rate approximates fair value at December 31, 1995 based on the indexing of the note's interest rate to market rates.

Sorrento I Partners
Notes to Financial Statements
Page five

6.          GENERAL PARTNERS' EQUITY (DEFICIT)

In accordance with the partnership agreement, accrual basis losses resulting from operations of the Partnership are first allocated to the General Partners in proportion to the relative amounts of net cumulative Partnership profits until such allocated losses equal the previously allocated net cumulative Partnership profits. Then, losses are allocated in proportion to the Partners' percentage interests as computed January 1st of the year in which the loss occurred.

Likewise, accrual basis profits resulting from operations of the Partnership are first allocated to the General Partners in proportion to the relative amounts of net cumulative Partnership losses until such allocation of profits equals the previously allocated net cumulative Partnership losses. Then, profits are allocated in proportion to the distributions made to the Partners during the year.

Upon dissolution of the Partnership, any proceeds should be distributed first to Sierra Mira Mesa as a return of capital in proportion to its aggregate unreturned capital contributed and then to Sierra Pacific Development Fund III in proportion to its aggregate unreturned capital contributed. Any remaining proceeds shall be first distributed pro rata in proportion to the partners' positive balances in their capital accounts and then in accordance with their percentage interest in the year of dissolution.

                   EXECUTIVE OFFICERS OF THE GENERAL PARTNER

The Executive Officers of S-P Properties, Inc., the General Partner are as follows:

Name                                Position
----                                --------

Thomas N. Thurber                   President and Director

Dawson L. Davenport                 Vice President

Steven M. Speier                    Secretary/Treasurer and Director

William J. Carden                   Assistant Secretary/Treasurer and Director

The 10-K Report sent to the Securities and Exchange Commission contains additional information on the Partnership's operations and is available to Limited Partners upon request.
                                       59