Form 10-Q
period 1997-03-31
SIERRA PACIFIC PENSION INVESTORS 84
filed 1997-05-14
CIK 747729

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended                          March 31, 1997
                       ------------------------------------------------------
Commission file number                        0-14269
                       ------------------------------------------------------

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A LIMITED PARTNERSHIP)


         State of California                           33-0043952
--------------------------------------    -------------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
     incorporaton or organization)               Identification Number)


     5850 San Felipe, Suite 500
           Houston, Texas                                 77057
--------------------------------------    -------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number,
including area code:                                 (713) 706-6271
                                          -------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [_].

                     PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                 Page NUMBER
Balance Sheets - March 31, 1997 and December 31, 1996                 4

Statements of Operations - for the Three Months Ended
March 31, 1997 and 1996                                               5

Statements of Changes in Partners' Equity - From June
5, 1984 (inception of the Partnership) to December 31,
1996 and for the Three Months Ended March 31, 1997                    6

Statements of Cash Flows - for the Three Months
Ended March 31, 1997 and 1996                                         7

Notes to Financial Statements                                         8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)         OVERVIEW

The following discussion should be read in conjunction with the Partnership's Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns one property, Sierra Valencia. In addition, the Partnership holds a 64.02% interest in Sierra Mira Mesa Partners ("SMMP").

(b)         RESULTS OF OPERATIONS

Rental income for the first three months of the year increased by $22,000, or 22%, due to an increase in occupancy from 84% at March 31, 1996 to 100% at March 31, 1997. One new tenant, whose lease commenced April 1, 1996, accounted for an increase in leased square footage of 10,021, or 12%, of the rentable square footage of Sierra Valencia.

Operating expenses decreased by $49,000, or 42%, as a result of lower accounting and auditing fees incurred for the first three months of the year in comparision to the corresponding period in the prior year, lower maintenance and repair costs, and other expense cutting measures implemented by management. Depreciation and amortization expenses decreased by $20,000, or 26%, due to the discontinuance of depreciation on the building, which was fully depreciated in 1996.

The Partnership's share of loss from investment in SMMP was $66,000 for the three months ended March 31, 1997 compared to $76,000 for the same period in 1996. This decrease in loss generated by SMMP was principally due to its share of income from Sorrento I Partners ("SIP"), which owns the Sorrento I property. SIP entered into a lease with a tenant for all of the square footage of the Sorrento I property in May 1996.

(c)         LIQUIDITY AND CAPITAL

In March 1997, the Partnership entered into a loan agreement in the amount of $1,404,000. This loan is secured by the Sierra Valencia Property. The proceeds of this loan will be used to fund a distribution to the limited partners and make additional contributions to SMMP.

As of March 31, 1997, the Partnership is in a liquid position. Total cash and billed receivables amount to $966,000 compared to $113,000 of accrued and other liabilities. The Partnership's primary capital requirements will be for construction of new tenant space and compliance with the Americans with Disabilities Act or other yet unknown changes in building codes. It is anticipated that these requirements will be funded from operations of the Property.

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A Limited Partnership)

                                 BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996

                                                          March 31, December 31,
                                                            1997         1996
                                                         -----------  ----------
ASSETS

Cash and cash equivalents .............................  $   946,091  $   42,060
Receivables:
   Note receivable, net of deferred gain of $215,786 ..    1,697,739   1,697,739
   Unbilled rent ......................................       68,510      76,575
   Billed rent ........................................       19,895      15,415
   Due from Sierra Mira Mesa Partners .................      458,000   1,311,300
   Other ..............................................      159,461     159,461
Due from affiliates ...................................       47,466      47,466
Income-producing property - net of
  accumulated depreciation and valuation
  allowance of $3,419,240 and $3,374,933,
  respectively ........................................    1,389,470   1,428,765
Investment in unconsolidated joint venture ............    5,859,913   4,616,117
Other assets ..........................................      265,954     115,595
                                                         -----------  ----------
Total Assets ..........................................  $10,912,499  $9,510,493
                                                         ===========  ==========
LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities .........................  $   112,902  $   96,351
Note payable ..........................................    1,404,000           0
                                                         -----------  ----------
Total Liabilities .....................................    1,516,902      96,351
                                                         -----------  ----------
Partners' equity:
  General Partner .....................................            0           0
  Limited Partners:
    80,000 units authorized,
    77,000 issued and outstanding .....................    9,395,597   9,414,142
                                                         -----------  ----------
Total Partners' equity ................................    9,395,597   9,414,142
                                                         -----------  ----------
Total Liabilities and Partners' equity ................  $10,912,499  $9,510,493
                                                         ===========  ==========

                                    Unaudited
                             See Accompanying Notes

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND DECEMBER 31, 1996

                                                      1997             1996
                                                  ------------     ------------
REVENUES:
  Rental income ..............................    $    125,337     $    102,843
  Interest income ............................          48,457           48,924
                                                  ------------     ------------
           Total revenues ....................         173,794          151,767
                                                  ------------     ------------
EXPENSES:
  Operating expenses .........................          68,115          117,404
  Depreciation and amortization ..............          55,921           75,741
  Interest expense ...........................           1,804                0
                                                  ------------     ------------
           Total costs and expenses ..........         125,840          193,145
                                                  ------------     ------------
INCOME (LOSS) BEFORE PARTNERSHIP'S SHARE
  OF JOINT VENTURE LOSS ......................          47,954          (41,378)

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
  JOINT VENTURE LOSS .........................         (66,499)         (75,756)
                                                  ------------     ------------
NET LOSS .....................................    $    (18,545)    $   (117,134)
                                                  ============     ============
Net loss per limited partnership unit ........    $      (0.24)    $      (1.52)
                                                  ============     ============

                                    Unaudited
                             See Accompanying Notes

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A Limited Partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
        FROM JUNE 5, 1984 (INCEPTION OF PARTNERSHIP) TO DECEMBER 31, 1996
                  AND FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                          Limited Partners                            Total
                                     ---------------------------      General       Partners'
                                       Per Unit        Total          Partner        Equity
                                     ------------   ------------   ------------   ------------
Proceeds from sale of
  partnership units ...............  $     250.00   $ 19,418,250                  $ 19,418,250
Underwriting commissions
  and other organization expenses .        (37.34)    (2,894,014)                   (2,894,014)
Repurchase of 665 partnership units         (0.03)      (151,621)                     (151,621)
Cumulative net (loss) income
  (to December 31, 1996) ..........        (69.59)    (5,358,467)  $    133,334     (5,225,133)
Cumulative distributions
  (to December 31, 1996) ..........        (20.78)    (1,600,006)      (133,334)    (1,733,340)
                                     ------------   ------------   ------------   ------------
Partners' equity - January 1, 1997         122.26      9,414,142              0      9,414,142
Net Loss  .........................         (0.24)       (18,545)                      (18,545)
                                     ------------   ------------   ------------   ------------
Partners' equity - March 31, 1997 .  $     122.02   $  9,395,597   $          0   $  9,395,597
                                     ============   ============   ============   ============

                                    Unaudited
                             See Accompanying Notes

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                          1997          1996
                                                       -----------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .........................................   $   (18,545)   $(117,134)
  Adjustments to reconcile net loss to cash
  (used in) provided by operating activities:
    Depreciation and amortization ..................        55,921       75,741
    Undistributed loss of unconsolidated
      joint venture ................................        66,499       75,756
    Decrease in rent receivable ....................         3,585          220
    Increase in other receivables ..................             0      (24,890)
    (Increase) decrease in other assets ............      (160,968)       2,142
    Increase in accrued and other liabilites .......        16,551       16,481
                                                       -----------    ---------
    Net cash (used in) provided
      by operating activities ......................       (36,957)      28,316
                                                       -----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ................        (5,012)           0
    Capital contributions to unconsolidated
      joint venture ................................    (1,311,300)           0
                                                       -----------    ---------
    Net cash used in investing activities ..........    (1,316,312)           0
                                                       -----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Funding of note payable secured by property ....     1,404,000            0
    Repayment of loans to affiliate ................     1,311,300            0
    Loan to affiliate ..............................      (458,000)       7,700
    Cash distributions .............................             0     (100,000)
                                                       -----------    ---------
    Net cash provided by (used in)
      financing activities .........................     2,257,300      (92,300)
                                                       -----------    ---------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS ............................       904,031      (63,984)

CASH AND CASH EQUIVALENTS - Beginning of period ....        42,060      254,768
                                                       -----------    ---------
CASH AND CASH EQUIVALENTS - End of period ..........   $   946,091    $ 190,784
                                                       ===========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
    Cash paid during the period for interest .......   $     1,804    $       0
                                                       ===========    =========

                                    Unaudited
                             See Accompanying Notes

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    BASIS OF FINANCIAL STATEMENTS

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at March 31, 1997 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1996.

2.    RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of TCP, Inc. was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). TCP, Inc. owns all of the common stock of S-P Properties, Inc., the General Partner of the Partnership. CMC continued to manage the affairs of the Partnership through June 30, 1995.

Included in the financial statements for the three months ended March 31, 1997 and 1996 are affiliate transactions as follows:

                                                      March 31
                                                 ------------------
                                                   1997      1996
                                                 --------  --------
            Management fees ...................  $  5,536  $  2,971
            Administrative fees ...............    12,810     9,970
            Construction supervision fees .....     5,012         0

INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners ("SMMP") was formed in 1985 between the Partnership and Sierra Pacific Development Fund II, an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. At March 31, 1997 the Partnership's interest in SMMP was 64.02%; the remaining 35.98% interest is owned by Sierra Pacific Development Fund II.

                                    UNAUDITED

Sierra Pacific Pension Investors '84
Notes to Financial Statements
Page two


The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned California general partnership. Summarized income statement information for SMMP for the three months ended March 31, 1997 and 1996 follows:

                                                      March 31
                                                 ------------------
                                                   1997      1996
                                                 --------  --------
            Rental income .....................  $481,365  $393,611
            Total revenues ....................   523,937   442,655
            Operating expenses ................   167,018   170,724
            Share of unconsolidated
              joint venture loss ..............   134,559    93,138
            Net loss ..........................   103,873   154,604

As of March 31, 1997, SMMP holds a 24.91% interest in Sorrento II Partners ("SIIP"), a California general partnership with Sierra Pacific Institutional Properties V formed in 1993; a 4.96% interest in Sierra Creekside Partners ("SCP"), a California general partnership with Sierra Pacific Development Fund formed in 1994; and a 47.05% interest in Sierra Vista Partners ("SVP"), a California general partnership with Sierra Pacific Development Fund III formed in 1994.

Summarized income statement information for these Partnerships, which are accounted for by SMMP under the equity method, for the three months ended March 31, 1997 and 1996 follows:

                                                        SIIP
                                                 ------------------
                                                      March 31
                                                 ------------------
                                                   1997      1996
                                                 --------  --------
            Rental income .....................  $275,936  $239,522
            Total revenues ....................   275,936   239,522
            Operating expenses ................    80,271    81,739
            Net loss ..........................    12,056    42,201

                                    UNAUDITED

Sierra Pacific Pension Investors '84
Notes to Financial Statements
Page three

                                         SCP                 SVP
                                  --------------------------------------
                                       March 31            March 31
                                  ------------------  ------------------
                                    1997      1996      1997      1996
                                  --------  --------  --------  --------
       Rental income ...........  $177,225  $175,284  $141,806  $149,754
       Total revenues ..........   177,225   180,329   141,806   149,754
       Operating expenses ......   114,522   103,410   111,210   104,276
       Net loss ................   101,608    78,128   268,897   156,148

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

(a)   Exhibits

      The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

 Exhibit
  Number        Description of Exhibit
-----------    --------------------------------
    27          Financial Data Schedule

(b)   Reports on Form 8-K

      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

                            SIERRA PACIFIC PENSION INVESTORS '84
                            a Limited Partnership
                            S-P PROPERTIES, INC.
                            General Partner

Date:  MAY 14, 1997         /s/ THOMAS N. THURBER
                            Thomas N. Thurber
                            President and Director

Date:  MAY 14, 1997         /s/ MICHELE E. JOHNSON
                            Michele E. Johnson
                            Chief Accounting Officer