Form 10-Q
period 1997-06-30
SIERRA PACIFIC PENSION INVESTORS 84
filed 1997-08-14
CIK 747729

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter ended                          June 30, 1997
                       ------------------------------------------------------
Commission file number                        0-14269
                       ------------------------------------------------------

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A LIMITED PARTNERSHIP)

         State of California                          33-0043952
--------------------------------------   -------------------------------------
    (State or other jurisdiction        (I.R.S. Employer Identification Number)
  of incorporation or organization)

     5850 San Felipe, Suite 500
           Houston, Texas                                 77057
--------------------------------------    -------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number,
including area code:                              (713) 706-6271
                                                ------------------

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

                                                                           Page
                                                                          Number
                                                                          ------
Balance Sheets - June 30, 1997 and December 31, 1996 ................        4

Statements of Operations - For the Six Months Ended
June 30, 1997 and 1996 and the Three Months Ended
June 30, 1997 and 1996 ..............................................        5

Statements of Changes in Partners' Equity - From
June 5, 1984 (inception of the Partnership) to
December 31, 1996 and for the Six Months Ended June 30, 1997 ........        6

Statements of Cash Flows - for the Six Months Ended
June 30, 1997 and 1996 ..............................................        7

Notes to Financial Statements .......................................        8

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

(b)         RESULTS OF OPERATIONS

Rental income for the first six months of the year increased by $6,000, or 3%, principally due to an increase in occupancy from 96% at June 30, 1996 to 100% at June 30, 1997. Rental income for the three months ended June 30, 1997 decreased $16,000, or 13%, as a result of billings credits given to tenants in May 1997 due to common area maintenance fees being lower than anticipated in the prior year.

Operating expenses for the six months ended June 30, 1997 decreased by $30,000, or 13%, when compared to the corresponding period in the prior year principally due to lower maintenance and repair costs, accounting and auditing fees, and other administrative cost cutting measures implemented by management. This decrease was partially offset by an increase in professional fees incurred during the period. Operating expenses for the three months ended June 30, 1997 increased by $19,000, or 16%, primarily due to higher professional fees and accounting and auditing costs incurred during the quarter.

Depreciation and amortization expenses for the six months ended June 30, 1997 decreased by $17,000, or 13%, when compared to the corresponding period in the prior year due to the discontinuance of depreciation on the building, which was fully depreciated in 1996. Interest expense of $39,000 was recognized for the six months ended June 30, 1997 due to a new loan agreement. The loan is secured by the Sierra Valencia property. The Property was previously unencumbered.

The Partnership's share of (loss) income from investment in SMMP was ($136,000) for the six months ended June 30, 1997 compared to $284,000 for the same period in 1996. The income generated by SMMP in second quarter of 1996 was principally due to its share of income from Sorrento I Partners ("SIP"), which owns the Sorrento I property. SIP exercised a discounted payoff option in May 1996 and recorded an extraordinary gain of $1,200,000 in connection with this transaction.

(c)         LIQUIDITY AND CAPITAL

In March 1997, the Partnership entered into a loan agreement in the amount of $1,404,000. This loan is secured by the Sierra Valencia Property. The proceeds of this loan will be used to fund a distribution to the limited partners and make additional contributions to SMMP.

As of June 30, 1997, the Partnership is in an illiquid position. Total cash and billed receivables amount to $68,000 compared to $118,000 of accrued and other liabilities. The Partnership's primary capital requirements will be for construction of new tenant space and compliance with the Americans with Disabilities Act or other yet unknown changes in building codes. It is anticipated that these requirements will be funded from operations of the Property.

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996

                                               JUNE 30, 1997   DECEMBER 31, 1996
                                               --------------   --------------
ASSETS

Cash and cash equivalents .................... $       46,121   $       42,060
Receivables:
   Note receivable, net of deferred
     gain of $215,786 ........................      1,793,416        1,697,739
   Unbilled rent .............................         60,229           76,575
   Billed rent ...............................         21,823           15,415
   Due from Sierra Mira Mesa Partners ........      1,477,843        1,311,300
   Other .....................................        111,622          159,461
Due from affiliates ..........................         47,466           47,466
Income-producing property - net of
  accumulated depreciation and valuation
  allowance of $3,463,636 and $3,374,933,
  respectively ...............................      1,345,074        1,428,765
Investment in unconsolidated joint venture ...      5,789,724        4,616,117
Other assets .................................        231,057          115,595
                                               --------------   --------------

Total Assets ................................. $   10,924,375   $    9,510,493
                                               ==============   ==============

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ................ $      118,049   $       96,351
Notes payable ................................      1,601,949                0
                                               --------------   --------------

Total Liabilities ............................      1,719,998           96,351
                                               --------------   --------------

Partners' equity:
  General Partner ............................              0                0
  Limited Partners:
    80,000 units authorized,
    77,000 issued and outstanding ............      9,204,377        9,414,142
                                               --------------   --------------

Total Partners' equity .......................      9,204,377        9,414,142
                                               --------------   --------------

Total Liabilities and Partners'  equity ...... $   10,924,375   $    9,510,493
                                               ==============   ==============

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
              AND FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                                            SIX MONTHS ENDED              THREE MONTHS ENDED
                                                               JUNE 30,                        JUNE 30,
                                                     ----------------------------    ----------------------------
                                                         1997            1996            1997            1996
                                                     ------------    ------------    ------------    ------------
REVENUES:
  Rental income ..................................   $    233,209    $    226,856    $    107,872    $    124,013
  Interest income ................................         97,096          97,100          48,639          48,176
                                                     ------------    ------------    ------------    ------------

           Total revenues ........................        330,305         323,956         156,511         172,189
                                                     ------------    ------------    ------------    ------------

EXPENSES:
  Operating expenses .............................        202,023         232,401         133,908         114,997
  Depreciation and amortization ..................        113,763         130,476          57,842          54,735
  Interest expense ...............................         38,600               0          36,796               0
                                                     ------------    ------------    ------------    ------------
           Total costs and expenses ..............        354,386         362,877         228,546         169,732
                                                     ------------    ------------    ------------    ------------

(LOSS) INCOME BEFORE PARTNERSHIP'S
  SHARE OF JOINT VENTURE (LOSS) INCOME ...........        (24,081)        (38,921)        (72,035)          2,457

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
  JOINT VENTURE (LOSS) INCOME ....................       (135,684)        283,965         (69,185)        359,721
                                                     ------------    ------------    ------------    ------------

NET (LOSS) INCOME ................................   $   (159,765)   $    245,044    $   (141,220)   $    362,178
                                                     ============    ============    ============    ============

Net (loss) income per limited partnership unit ...   $      (2.07)   $       3.18    $      (1.83)   $       4.70
                                                     ============    ============    ============    ============

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A LIMITED PARTNERSHIP)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
        FROM JUNE 5, 1984 (INCEPTION OF PARTNERSHIP) TO DECEMBER 31, 1996
                   AND FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                              LIMITED PARTNERS                           TOTAL
                                      ----------------------------      GENERAL         PARTNERS'
                                        PER UNIT          TOTAL         PARTNER          EQUITY
                                      ------------    ------------    ------------    ------------
Proceeds from sale of
  partnership units ...............   $     250.00    $ 19,418,250                    $ 19,418,250
Underwriting commissions
  and other organization expenses .         (37.34)     (2,894,014)                     (2,894,014)
Repurchase of 665 partnership units          (0.03)       (151,621)                       (151,621)
Cumulative net (loss) income
  (to December 31, 1996) ..........         (69.59)     (5,358,467)   $    133,334      (5,225,133)
Cumulative distributions
  (to December 31, 1996) ..........         (20.78)     (1,600,006)       (133,334)     (1,733,340)
                                      ------------    ------------    ------------    ------------
Partners' equity - January 1, 1997          122.26       9,414,142               0       9,414,142
Net loss ..........................          (2.07)       (159,765)                       (159,765)
Distributions .....................          (0.65)        (50,000)                        (50,000)
                                      ------------    ------------    ------------    ------------
Partners' equity - June 30, 1997 ..   $     119.54    $  9,204,377    $          0    $  9,204,377
                                      ============    ============    ============    ============

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                   1997            1996
                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .................................................   $   (159,765)   $    245,044
  Adjustments to reconcile net (loss) income
  to cash used in operating activities:
    Depreciation and amortization ..........................        113,763         130,476
    Undistributed loss (income) of
      unconsolidated joint venture .........................        135,684        (283,965)
    Decrease (increase) in rent receivable .................          9,938          (5,381)
    Increase in other receivables ..........................        (47,838)        (72,728)
    Increase in other assets ...............................       (138,513)        (27,319)
    Increase (decrease) in accrued and other liabilites ....         21,698          (2,630)
                                                               ------------    ------------

    Net cash used in operating activities ..................        (65,033)        (16,503)
                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ........................         (5,012)        (25,290)
    Capital contributions to unconsolidated
      joint venture ........................................     (1,311,300)              0
                                                               ------------    ------------

    Net cash used in investing activities ..................     (1,316,312)        (25,290)
                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Funding of note payable secured by property ............      1,604,000               0
    Principal payments on notes payable ....................         (2,051)              0
    Repayment of loans to affiliate ........................      1,311,300               0
    Loan to affiliate ......................................     (1,477,843)        (38,800)
    Cash distributions .....................................        (50,000)       (100,000)
                                                               ------------    ------------

    Net cash provided by (used in) financing activities ....      1,385,406        (138,800)
                                                               ------------    ------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS ....................................          4,061        (180,593)

CASH AND CASH EQUIVALENTS - Beginning of period ............         42,060         254,768
                                                               ------------    ------------

CASH AND CASH EQUIVALENTS - End of period ..................   $     46,121    $     74,175
                                                               ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest ...............   $     25,820    $          0
                                                               ============    ============

In 1997, $95,676 of interest receivable was added to the principal balance of the related note receivable. This transaction is a noncash item not reflected in the above statement of cash flows.

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    BASIS OF FINANCIAL STATEMENTS

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at June 30, 1997 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1996.

2.    RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of TCP, Inc. was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). TCP, Inc. owns all of the common stock of S-P Properties, Inc., the General Partner of the Partnership. CMC continued to manage the affairs of the Partnership through June 30, 1995.

Included in the financial statements for the six months ended June 30, 1997 and 1996 are affiliate transactions as follows:

                                                       June 30
                                                 -------------------
                                                   1997       1996
                                                 --------   --------
           Management fees ...................   $ 10,388   $  7,085
           Administrative fees ...............     33,378     28,552
           Leasing fees ......................          0      8,640
           Construction supervision fees .....      5,012      1,873

INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners ("SMMP") was formed in 1985 between the Partnership and Sierra Pacific Development Fund II, an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. At June 30, 1997 the Partnership's interest in SMMP was 64.02%; the remaining 35.98% interest is owned by Sierra Pacific Development Fund II.

                                   UNAUDITED

Sierra Pacific Pension Investors '84
Notes to Financial Statements
Page two

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned California general partnership. Summarized income statement information for SMMP for the six months ended June 30, 1997 and 1996 follows:

                                                   June 30
                                         ----------------------------
                                             1997            1996
                                         ------------    ------------
           Rental income .............   $    955,585    $    848,603
           Total revenues ............      1,040,240         940,590
           Operating expenses ........        368,729         526,358
           Share of unconsolidated
             joint venture loss ......        236,476         181,890
           Net (loss) income .........       (211,922)        818,758

As of June 30, 1997, SMMP holds a 24.91% interest in Sorrento II Partners ("SIIP"), a California general partnership with Sierra Pacific Institutional Properties V formed in 1993; a 4.96% interest in Sierra Creekside Partners ("SCP"), a California general partnership with Sierra Pacific Development Fund formed in 1994; and a 47.05% interest in Sierra Vista Partners ("SVP"), a California general partnership with Sierra Pacific Development Fund III formed in 1994.

Summarized income statement information for these Partnerships, which are accounted for by SMMP under the equity method, for the six months ended June 30, 1997 and 1996 follows:

                                                   SIIP
                                       ----------------------------
                                                  June 30
                                       ----------------------------
                                           1997            1996
                                       ------------    ------------
           Rental income ...........   $    494,567    $    506,638
           Total revenues ..........        494,567         506,638
           Operating expenses ......        209,493         197,964
           Net loss ................       (130,368)       (106,301)

                                    UNAUDITED

Sierra Pacific Pension Investors '84
Notes to Financial Statements
Page three

                                  SCP                         SVP
                        ----------------------------------------------------
                                June 30                      June 30
                        ----------------------------------------------------
                           1997          1996          1997          1996
                        ----------    ----------    ----------    ----------
   Rental income ....   $  354,983    $  372,584    $  376,250    $  343,209
   Total revenues ...      354,983       379,912       376,250       343,209
   Operating expenses      247,305       255,607       256,843       250,274
   Net loss .........     (201,322)     (191,276)     (412,360)     (310,415)

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

                            SIERRA PACIFIC PENSION INVESTORS '84
                            a Limited Partnership
                            S-P PROPERTIES, INC.
                            General Partner

Date:  AUGUST 13, 1997      /S/ THOMAS N. THURBER
                            Thomas N. Thurber
                            President and Director


Date:  AUGUST 13, 1997      /S/ MICHELE E. JOHNSON
                            Michele E. Johnson
                            Chief Accounting Officer