Form 10-Q
period 1997-09-30
SIERRA PACIFIC PENSION INVESTORS 84
filed 1997-11-12
CIK 747729

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter ended                     September 30, 1997
                      ----------------------------------------------------
Commission file number                    0-14269
                      ----------------------------------------------------

                      SIERRA PACIFIC PENSION INVESTORS `84
                             (A LIMITED PARTNERSHIP)


        State of California                        33-0043952
-------------------------------------  -----------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification
   incorporation or organization)                   Number)

     5850 San Felipe, Suite 500
           Houston, Texas                            77057
----------------------------------------  -------------------------------
(Address of principal executive offices)         (Zip Code)



Registrant's telephone
number, including area code:                    (713) 706-6271
                              -----------------------------------------------

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

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
Balance Sheets - September 30, 1997 and December 31, 1996                   4

Statements of Operations - For the Nine Months Ended September 30, 1997
and 1996 and the Three Months Ended September 30, 1997 and 1996             5

Statements of Changes in Partners' Equity - From June 5, 1984
(inception of the Partnership) to December 31, 1996 and for the
 Nine Months Ended September 30, 1997                                       6

Statements of Cash Flows - for the Nine Months Ended September 30, 1997
and 1996                                                                    7

Notes to Financial Statements                                               8

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


(b)         RESULTS OF OPERATIONS

Rental income for the first nine months of the year remained relatively unchanged decreasing by $1,000 when compared to the corresponding period in the prior year. Rental income for the three months ended September 30, 1997 decreased by $7,000, or 6%, primarily due to one tenant vacating the Property in August 1997. This space was re-leased in October 1997. The Property was 88% occupied at September 30, 1997.

Operating expenses for the nine months ended September 30, 1997 decreased by $22,000, or 7%, when compared to the corresponding period in the prior year principally due to lower maintenance and repair costs, accounting and auditing fees, and other administrative cost cutting measures implemented by management. This decrease was partially offset by an increase in professional fees incurred during the period. Operating expenses for the three months ended September 30, 1997 increased by $8,000, or 11%, primarily due to higher professional fees incurred during the quarter.

Depreciation and amortization expenses for the nine months ended September 30, 1997 decreased by $10,000, or 5%, when compared to the corresponding period in the prior year primarily due to the discontinuance of depreciation on the building, which was fully depreciated in 1996. This decrease was partially offset by an increase in depreciation and amortization expenses due to additional capitalized tenant improvements and loan costs. Depreciation and amortization expenses for the three months ended September 30, 1997 increased by $7,000, or 13%, due to the additional capitalized tenant improvements and loan costs. Interest expense of $77,000 was recognized for the nine months ended September 30, 1997 due to loan agreements entered into by the Partnership. The loans are secured by the Sierra Valencia property. The Property was previously unencumbered.

The Partnership's share of (loss) income from investment in SMMP was ($191,000) for the nine months ended September 30, 1997 compared to $246,000 for the same period in 1996. The income generated by SMMP in 1996 was principally due to its share of income from Sorrento I Partners ("SIP"), which owns the Sorrento I property. SIP exercised a discounted payoff option in May 1996 and recorded an extraordinary gain of $1,200,000 in connection with this transaction.

(c)         LIQUIDITY AND CAPITAL

During 1997, the Partnership entered into two loan agreements totaling $1,604,000. The loans are secured by the Sierra Valencia property. The proceeds of these loans were primarily used to satisfy the liquidity requirements of SMMP.

As of September 30, 1997, the Partnership is in an illiquid position. Total cash and billed receivables amount to $34,000 compared to $204,000 of accrued and other liabilities. The Partnership's primary capital requirements will be for compliance with the Americans with Disabilities Act or other yet unknown changes in building codes. It is anticipated that these requirements will be funded from operations of the Property.

                      SIERRA PACIFIC PENSION INVESTORS '84
                            (A Limited Partnership)

                                 BALANCE SHEETS
                    September 30, 1997 and December 31, 1996




                                                      September 30, December 31,
                                                          1997         1996
                                                       -----------   ----------
ASSETS

Cash and cash equivalents ...........................  $     7,945   $   42,060
Receivables:
   Note receivable, net of deferred gain of $215,786     1,793,416    1,697,739
   Unbilled rent ....................................       52,648       76,575
   Billed rent ......................................       25,620       15,415
   Due from Sierra Mira Mesa Partners ...............    1,459,043    1,311,300
   Other ............................................      161,852      159,461
Due from affiliates .................................       47,466       47,466
Income-producing property - net of
  accumulated depreciation and valuation
  allowance of $3,508,033 and $3,374,933,
  respectively ......................................    1,353,221    1,428,765
Investment in unconsolidated joint venture ..........    5,733,445    4,616,117
Other assets ........................................      283,948      115,595
                                                       -----------   ----------
Total Assets ........................................  $10,918,604   $9,510,493
                                                       ===========   ==========
LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities .......................  $   203,906   $   96,351
Note payable ........................................    1,580,154            0
                                                       -----------   ----------
Total Liabilities ...................................    1,784,060       96,351
                                                       -----------   ----------
Partners' equity:
  General Partner ...................................            0            0
  Limited Partners:
    80,000 units authorized,
    77,000 issued and outstanding ...................    9,134,544    9,414,142
                                                       -----------   ----------
Total Partners' equity ..............................    9,134,544    9,414,142
                                                       -----------   ----------
Total Liabilities and Partners' equity ..............  $10,918,604   $9,510,493
                                                       ===========   ==========

                                   Unaudited
                             See Accompanying Notes

                      SIERRA PACIFIC PENSION INVESTORS '84
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
              For the Nine Months Ended September 30, 1997 and 1996
           and for the Three Months Ended September 30, 1997 and 1996

                                                  Nine Months Ended        Three Months Ended
                                                     September 30,            September 30,
                                                 ---------------------   ----------------------
                                                    1997        1996        1997         1996
                                                 ---------    --------   ---------    ---------
REVENUES:
  Rental income ..............................   $ 350,272    $351,215   $ 117,063    $ 124,359
  Interest income ............................     147,346     144,967      50,250       47,867
                                                 ---------    --------   ---------    ---------
           Total revenues ....................     497,618     496,182     167,313      172,226
                                                 ---------    --------   ---------    ---------
EXPENSES:
  Operating expenses .........................     285,996     307,957      83,973       75,556
  Depreciation and amortization ..............     172,938     182,620      59,175       52,144
  Interest expense ...........................      77,325           0      38,725            0
                                                 ---------    --------   ---------    ---------
           Total costs and expenses ..........     536,259     490,577     181,873      127,700
                                                 ---------    --------   ---------    ---------
(LOSS) INCOME BEFORE PARTNERSHIP'S
  SHARE OF JOINT VENTURE (LOSS) INCOME .......     (38,641)      5,605     (14,560)      44,526

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
  JOINT VENTURE (LOSS) INCOME ................    (190,957)    245,867     (55,273)     (38,098)
                                                 ---------    --------   ---------    ---------
NET (LOSS) INCOME ............................   $(229,598)   $251,472   $ (69,833)   $   6,428
                                                 =========    ========   =========    =========
Net (loss) income per limited partnership unit   $   (2.98)   $   3.27   $   (0.91)   $    0.08
                                                 =========    ========   =========    =========

                                   Unaudited
                             See Accompanying Notes

                      SIERRA PACIFIC PENSION INVESTORS '84
                            (A Limited Partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
        From June 5 1984 (Inception of Partnership) to December 31, 1996
                and for the Nine Months Ended September 30, 1997

                                          Limited Partners                          Total
                                        -----------------------     General       Partners'
                                        Per Unit      Total         Partner        Equity
                                        -------    ------------    ---------    ------------
Proceeds from sale of
  partnership units .................   $250.00    $ 19,418,250         --      $ 19,418,250
Underwriting commissions
  and other organization expenses ...    (37.34)     (2,894,014)                  (2,894,014)
Repurchase of 665 partnership units .     (0.03)       (151,621)                    (151,621)
Cumulative net (loss) income
  (to December 31, 1996) ............    (69.59)     (5,358,467)   $ 133,334      (5,225,133)
Cumulative distributions
  (to December 31, 1996) ............    (20.78)     (1,600,006)    (133,334)     (1,733,340)
                                        -------    ------------    ---------    ------------
Partners' equity - January 1, 1997 ..    122.26       9,414,142            0       9,414,142
Net loss ............................     (2.98)       (229,598)                    (229,598)
Distributions .......................     (0.65)        (50,000)                     (50,000)
                                        -------    ------------    ---------    ------------
Partners' equity - September 30, 1997   $118.63    $  9,134,544    $       0    $  9,134,544
                                        =======    ============    =========    ============

                                   Unaudited
                             See Accompanying Notes

                      SIERRA PACIFIC PENSION INVESTORS '84
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1997 and 1996

                                                               1997         1996
                                                          -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income ...................................   $  (229,598)   $ 251,472
  Adjustments to reconcile net (loss) income
    to cash used in operating activities:
      Depreciation and amortization ...................       172,938      182,620
      Undistributed loss (income) of
       unconsolidated joint venture ...................       190,957     (245,867)
      Decrease (increase) in rent receivable ..........        13,722      (11,506)
      Increase in other receivables ...................       (98,068)    (120,567)
      Increase in other assets ........................      (205,177)     (74,902)
      Increase in accrued and other liabilities .......       107,555       14,422
                                                          -----------    ---------
      Net cash used in operating activities ...........       (47,671)      (4,328)
                                                          -----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ...................       (57,555)     (94,057)
    Capital contributions to unconsolidated
      joint venture ...................................    (1,311,300)           0
                                                          -----------    ---------
    Net cash used in investing activities .............    (1,368,855)     (94,057)
                                                          -----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Funding of note payable secured by property .......     1,604,000            0
    Principal payments on notes payable ...............       (23,846)           0
    Repayment of loans to affiliate ...................     1,311,300       54,700
    Loan to affiliate .................................    (1,459,043)           0
    Cash distributions ................................       (50,000)    (200,000)
                                                          -----------    ---------
    Net cash provided by (used in) financing activities     1,382,411     (145,300)
                                                          -----------    ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS .............       (34,115)    (243,685)

CASH AND CASH EQUIVALENTS - Beginning of period .......        42,060      254,768
                                                          -----------    ---------
CASH AND CASH EQUIVALENTS - End of period .............   $     7,945    $  11,083
                                                          ===========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
    Cash paid during the period for interest ..........   $    64,711    $       0
                                                          ===========    =========

                                   Unaudited
                             See Accompanying Notes

                      SIERRA PACIFIC PENSION INVESTORS `84
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
   ------------------------------------------------------------------------

1.    BASIS OF FINANCIAL STATEMENTS

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at September 30, 1997 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1996.

2.    RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of TCP, Inc. was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). TCP, Inc. owns all of the common stock of S-P Properties, Inc., the General Partner of the Partnership. CMC continued to manage the affairs of the Partnership through June 30, 1995.

Included in the financial statements for the nine months ended September 30, 1997 and 1996 are affiliate transactions as follows:

                                                              September 30
                                                       -------------------------
                                                         1997              1996
                                                       -------           -------
Management fees ............................           $14,789           $10,903
Administrative fees ........................            48,207            48,157
Leasing fees ...............................            19,109             9,995
Construction supervision
  fees .....................................             5,012             1,873

3.     INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners ("SMMP") was formed in 1985 between the Partnership and Sierra Pacific Development Fund II, an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. At September 30, 1997 the Partnership's interest in SMMP was 64.02%; the remaining 35.98% interest is owned by Sierra Pacific Development Fund II.

                                    UNAUDITED

Sierra Pacific Pension Investors '84
Notes to Financial Statements
Page two

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned California general partnership. Summarized income statement information for SMMP for the nine months ended September 30, 1997 and 1996 follows:

                                                          September 30
                                                -------------------------------
                                                    1997                1996
                                                -----------         -----------
Rental income ..........................        $ 1,436,848         $ 1,327,910
Total revenues .........................          1,566,402           1,463,279
Operating expenses .....................            537,379             605,231
Share of unconsolidated
  joint venture loss ...................            348,525             277,055
Loss before extraordinary
  item .................................           (295,813)           (463,792)
Extraordinary gain .....................                  0           1,200,380
Net (loss) income ......................           (295,813)            501,770


As of September 30, 1997, SMMP holds a 24.91% interest in Sorrento II Partners ("SIIP"), a California general partnership with Sierra Pacific Institutional Properties V formed in 1993; a 4.96% interest in Sierra Creekside Partners ("SCP"), a California general partnership with Sierra Pacific Development Fund formed in 1994; and a 47.05% interest in Sierra Vista Partners ("SVP"), a California general partnership with Sierra Pacific Development Fund III formed in 1994.

Summarized income statement information for these Partnerships, which are accounted for by SMMP under the equity method, for the nine months ended September 30, 1997 and 1996 follows:

                                                             SIIP
                                                 ------------------------------
                                                        September 30
                                                 ------------------------------
                                                    1997                 1996
                                                 ---------            ---------
Rental income ........................           $ 736,809            $ 748,770
Total revenues .......................             736,809              748,770
Operating expenses ...................             300,806              275,159
Net loss .............................            (187,160)            (148,853)

                                    UNAUDITED

Sierra Pacific Pension Investors '84
Notes to Financial Statements
Page three


                                      SCP                        SVP
                            -----------------------     -----------------------
                                  September 30                September 30
                            -----------------------     -----------------------
                               1997          1996          1997          1996
                            ---------     ---------     ---------     ---------
Rental income ..........    $ 557,954     $ 547,972     $ 566,780     $ 523,377
Total revenues .........      557,954       555,744       567,413       523,377
Operating expenses .....      377,391       376,892       418,057       388,328
Net loss ...............     (257,921)     (291,816)     (614,475)     (481,951)


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

(a)   Exhibits

      The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

 Exhibit
 Number      Description of Exhibit
----------   -----------------------------
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


                          SIERRA PACIFIC PENSION INVESTORS `84
                          a Limited Partnership
                          S-P PROPERTIES, INC.
                          General Partner

Date:  NOVEMBER 10, 1997  /S/ THOMAS N. THURBER
                          Thomas N. Thurber
                          President and Director

Date:  NOVEMBER 10, 1997  /s/ BRUCE R. TIMBERS
                          Bruce R. Timbers
                          Chief Accounting Officer