Form 10-K
period 1997-12-31
SIERRA PACIFIC PENSION INVESTORS 84
filed 1998-03-31
CIK 747729

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997     Commission file number : 0-14269

                      SIERRA PACIFIC PENSION INVESTORS '84
                       (A CALIFORNIA LIMITED PARTNERSHIP)

         State of California                             33-0043952
   -------------------------------             -------------------------------
   (State or other jurisdiction of             (I.R.S. Employer Identification
   incorporation or organization)                          Number)


      5850 San Felipe, Suite 450
            Houston, Texas                                  77057
 ----------------------------------------                 ----------
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number,
including area code:                                     (713) 706-6271
                                                         --------------

                           5850 San Felipe, Suite 500
                              Houston, Texas 77057
--------------------------------------------------------------------------------
          (Former name or former address, if changed since last report)

          Securities registered pursuant to Section 12 (b) of the Act:

     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
          None                                         None

          Securities registered pursuant to Section 12 (g) of the Act:

                        80,000 LIMITED PARTNERSHIP UNITS

                                 Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No__.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Annual Report to Limited Partners for the Year Ended December 31,
             1997 is incorporated by reference into Parts II and III

                                     PART I

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

The Partnership's activities during the preceding five years have involved the ownership and operation of two real estate projects in Arizona:

                                                                   RENTABLE
                                                                    SQUARE
PROJECT NAME, LOCATION                  TYPE OF REAL ESTATE        FOOTAGE
----------------------                  -------------------        -------
Sierra Spectrum, Phoenix (A)            Office                      70,532
Sierra Valencia, Tucson                 Industrial/office           81,943
    (A)SOLD DECEMBER, 1994.

On March 7, 1997 Sierra Valencia LLC ("SVLLC") was formed with the Partnership being the sole member. This company was formed solely to engage in the following activities: a) to acquire from Sierra Pacific Pension Investors '84 the property known as Sierra Valencia, b) to own, hold, sell, assign, transfer, operate, lease, mortgage, pledge and otherwise deal with the Property, c) to exercise all powers enumerated in the Delaware Limited Liability Company Act necessary or convenient to conduct, promotion or attainment of the business or purposes otherwise set forth. The Sierra Valencia property was transferred at no cost from the Partnership to SVLLC.

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

In 1985 Sierra Mira Mesa Partners ("SMMP"), a California general partnership, was formed between the Partnership and Sierra Pacific Development Fund II ("SPDFII"). SMMP was initially created to develop and operate the office building known as Sierra Mira Mesa in San Diego, California. The Partnership's initial ownership interest in SMMP was 49%; the remaining 51% was owned by SPDFII. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. As a result, the sharing ratio in effect for 1997 was 54.42% for the Partnership and 45.58% for SPDFII. In conjunction with this amendment, the general partners forgave the December 31, 1996 balances of advances due from SMMP and included these amounts as adjustments to their respective equity accounts. The sharing ratio effective January 1, 1998 will be adjusted to 66.26% for the Partnership and 33.74% for SPDFII.

SMMP also holds an 88.69% interest in Sorrento I Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1993), a 24.91% interest in Sorrento II Partners (a California general partnership with Sierra Pacific Institutional Properties V formed in 1993), a 4.96% interest in Sierra Creekside Partners (a California general partnership with Sierra Pacific Development Fund formed in 1994), and a 47.05% interest in Sierra Vista Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1994).

Audited financial statements of Sierra Mira Mesa Partners and Sorrento I Partners are included in the Annual Report to the Limited Partners attached as an Exhibit.

 (b.)NARRATIVE DESCRIPTION OF BUSINESS. During 1997, the Partnership owned and operated one real estate project in Tucson, Arizona as described above. The project is occupied by eight tenants, the most significant of which are SHC of Arizona and Todd Engineering. SHC of Arizona comprised $124,471, or 26%, of 1997 rental income and Todd Engineering comprised $63,500, or 13%, of 1997 rental income.

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

Operations of the Partnership through 1997 have been consistent with the intent of the original prospectus in that the Partnership has invested in real estate projects that had the potential for capital gains, preservation of capital, and providing distributions of Available Cash to the limited partners. The ERISA and unrelated business tax objectives have been met. However, the Partnership and its real estate have been adversely affected by the Tax Reform Act of 1986, aggressive lending by banks that resulted in commercial real estate overbuilding, and subsequent severe recessions. The original intention to sell the Partnership's real estate investments after the five year holding period has been delayed indefinitely. As of December 31, 1997, the Partnership had paid cash distributions of $21.43 for each $250 unit investment and remaining partners' equity was computed at $114.35 per unit. Thus, if the Partnership were to be liquidated at the end of 1997 at book value, each $250 investment would have returned a total of $135.78.

The General Partner's goal is to continue operating its remaining property until such time as rental rates return to the level necessary to support new commercial and industrial building development. At that time, the property may be sold at a price substantially greater than its current book value.

ITEM 2.      PROPERTIES

The Partnership owns Sierra Valencia (the "Property"), an industrial property located in Tucson, Arizona. The Property includes one building comprising 81,943 rentable square feet and is 99% occupied at December 31, 1997. The weighted-average effective annual rent per square foot at December 31, 1997 is $6.07. The principal businesses carried on from the building are varied and include healthcare sales and administration, pistachio nut marketing and distribution, optics research and development, manufacturing for the recreational vehicle segment, and sales and distribution of medical equipment and supplies.

The Partnership also owns a 54.42% interest in SMMP which owns Sierra Mira Mesa, an office building in San Diego, California. Through its ownership interest in SMMP, the Partnership also has an indirect 48.26% interest in an industrial property known as Sorrento I in San Diego, California. This indirect ownership interest is subject to adjustment yearly based upon the relative contributions of the partners.

SIERRA VALENCIA - TUCSON, ARIZONA

                         SUMMARY OF SIGNIFICANT TENANTS

Six of the Property's eight tenants occupy more than ten percent of the rentable square footage of the building as follows:

                                   Percent
                                     of       Effective              Percent
                          Square   Rentable    Rent Per   Effective  of Gross
                           Feet     Square      Square    Rent Per    Annual     Expiration of
        Tenants          Occupied    Feet        Foot       Annum      Rent          Lease
------------------------ -------- ---------- ----------- ---------- ----------- ----------------
Todd Engineering          19,255        23%   $    3.30  $  63,500     13%      Month to Month
SHC of Arizona, L.C.      13,586        17%        9.16    124,471     25%         June 2002
Pistachio Corp. of
  Arizona, Inc.           10,648        13%        5.10     54,305     11%         July 2000
Byron Medical, Inc.        8,124        10%        6.24     50,694     10%       November 1999
Wick Communications Co.   10,021        12%        5.23     52,364     11%      September 2001
Innovative Lasers
  Corporation             14,017        17%        7.24    101,451     21%       October 2001
Tenants Occupying
  less than 10% sq ft      5,716         7%        8.21     46,955      9%          Various
                         -------- ---------- ----------- ---------- -----------
Total Rented Space        81,367        99%   $    6.07  $  493,740   100%
Vacancies                    576         1%
                         -------- ----------
Total Rentable Space      81,943       100%
                         ======== ==========

                         SUMMARY OF LEASES BY EXPIRATION

One of the eight tenants has a month to month lease. The remaining leases on the Property are scheduled to expire over the next five years as indicated in the table below.

Year of expiration             1998        1999        2000        2001        2002      Totals
Number of tenants                 0           3           1           2           1           7
Percent of total
  tenants                         0%         37%         13%         25%         13%         88%
Total area (square
  feet)                           0      13,840      10,648      24,038      13,586      62,112
Annual rent                   $   0    $ 97,649    $ 54,305    $153,815   $ 124,471   $ 430,240
Percent gross annual
  rent                            0%         20%         11%         31%         25%         87%

DEPRECIABLE PROPERTY  Reference is made to Schedule III of the Form 10-K.

REAL ESTATE TAXES     The real estate tax obligation for 1997 is
                      approximately 4.8% of assessed value. The annual real estate taxes for 1997 are $92,020.

INSURANCE             In the opinion of management, the property is adequately
                      covered by insurance.

ENCUMBRANCES          On March 27, 1997,  Sierra  Valencia  LLC entered into a
                      loan agreement with First Union Bank of North Carolina in the amount of $1,404,000. This loan, which is secured by a first lien on the Sierra Valencia property, bears interest at 9.25% per annum and calls for monthly principal and interest payments of $12,024 on the first day of each month. Such payments shall continue until April 2007, when the indebtedness is due in full. There is a 1% premium for prepayment of this note. As of December 31, 1997 the loan balance was $1,395,607.

                      On April 15, 1997, the Partnership entered into a loan agreement with IDM Participating Income Company II, an affiliate of the general partner, in the amount of $200,000. This loan is secured by a second lien on the Sierra Valencia property. This note bears a variable interest rate determined by the Federal Reserve of San Francisco's discount rate prevailing on the 25th day of the month preceding the payment due date plus a 3% premium. The interest rate can be adjusted the last day of March, June, September and December of each year until note agreement is fulfilled. The minimum rate will be 12.12%. The maximum rate will be 15.15%. The current interest rate paid is 12.12%. Monthly payment of $6,659, consisting of both interest and principle, commenced on May 15, 1997 and shall continue until April 15, 2000, when the indebtedness is paid in full. As of December 31, 1997, the loan balance was $166,527.

SIERRA MIRA MESA - SAN DIEGO, CALIFORNIA

Sierra Mira Mesa office building consists of 89,560 rentable square feet and is 98% occupied at December 31, 1997. The principal business carried on from the building is insurance. The average effective annual rent per square foot at December 31, 1997 is $18.74.

                         SUMMARY OF SIGNIFICANT TENANTS

Only one of the five tenants occupies ten percent or more of the rentable square footage of the building. The principal business of this significant tenant is insurance. Details of this significant tenant and its leases follow:

                                   Percent
                                     of       Effective              Percent
                         Square    Rentable    Rent Per   Effective  of Gross
                          Feet      Square      Square     Rent Per   Annual      Expiration of
       Tenants          Occupied    Feet         Foot       Annum      Rent           Lease
----------------------- --------- ---------- ----------- ---------- ----------- ----------------
State Comp. Insurance
  Fund                    73,912        83%    $  19.77  $1,461,132      90%      February 2003
State Comp. Insurance
  Fund                     1,489         2%        4.03       6,000       0%      Month to Month
Tenants Occupying
  less than 10% sq ft     11,925        13%       14.23     169,748      10%          Various
                        --------- ---------- ----------- ---------- -----------
Total Rented Space        87,326        98%    $  18.74  $1,636,880     100%
Vacancies                  2,234         2%
                        --------- ----------
Total Rentable Space      89,560       100%
                        ========= ==========


                         SUMMARY OF LEASES BY EXPIRATION

The Property's five tenants have leases scheduled to expire over the next six years as scheduled below.

Year of expiration     1998      1999      2000     2001      2002        2003        Total
Number of tenants         1         2         0        1         0           1            5
Percent of total
  tenants                20%       40%        0%      20%        0%         20%          100%
Total area
  (square feet)       4,035     6,579         0      762         0      73,912        85,288
Annual rent         $55,396  $102,352     $   0  $12,000     $   0  $1,461,132    $1,630,880
Percent gross
  annual rent             3%        6%        0%       1%        0%         89%           99%

                              DEPRECIABLE PROPERTY

                     Sierra Mira Mesa, San Diego, California
                   Office Building - Income-Producing Property

                                                                 Tenant

        Buildings      Improvements         Total
Historical Cost & Tax Basis    $  2,480,940    $ 6,026,352     $ 2,227,856     $10,735,148

Accumulated Depreciation                        (2,174,943)     (1,913,087)     (4,088,030)
                            ---------------- ---------------- -------------- ---------------
Net Carrying Value             $  2,480,940    $ 3,851,409     $   314,769     $ 6,647,118
                            ================ ================ ============== ===============

Depreciation Method         Not Applicable   Straight-line    Straight-line
Depreciable Life            Not Applicable      5-30 Years      1-10 Years

REAL ESTATE TAXES     The real estate tax obligation for 1997 is approximately
                      1.12% of the assessed value or $69,864.

INSURANCE             In the opinion of management, the property is adequately
                      covered by insurance.

ENCUMBRANCES          The  property  is  encumbered  by a  mortgage  lien in
                      favor of Lincoln National Life Insurance Company with a principal balance of $5,041,225 at December 31, 1997. The mortgage bears interest at 7.74%. Monthly principal and interest payments of $51,739 are due through maturity at October 2010. The note is subject to prepayment penalties of approximately 1% of the outstanding principal balance between months 25 and 177 of the loan term. No prepayment is allowed during the first two years of the loan and no prepayment penalty will be imposed if prepayment occurs in the final three months of the loan term.


SORRENTO I - SAN DIEGO, CALIFORNIA

Sorrento I is an industrial building with 43,100 square feet of rentable space. One tenant began leasing the entire 43,100 rentable square feet of Sorrento I in 1996. Rental income of $23,636 per month is recognized under this lease, which expires in April 2003. The effective annual rent per square foot at December 31, 1997 is $6.58. The principal business of the tenant is research and development in the communications sector.

                              DEPRECIABLE PROPERTY

                        Sorrento I, San Diego, California

                   Office Building - Income-Producing Property

                                                                  Tenant
                                    Land          Buildings    Improvements        Total
Historical Cost & Tax Basis    $ 1,305,518     $  1,342,683    $   329,299     $ 2,977,500

Accumulated Depreciation                           (474,327)       (63,485)       (537,812)
                            ---------------- ---------------- -------------- ---------------
Net Carrying Value             $ 1,305,518     $    868,356    $   265,814     $ 2,439,688
                            ================ ================ ============== ===============
Depreciation Method         Not Applicable    Straight-line   Straight-line
Depreciable Life            Not Applicable      10-30 Years      7-10 Years

REAL ESTATE TAXES     The real estate tax obligation for 1997 is approximately
                      1.12% of the assessed value or $28,603.

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

                      CGS Real Estate Company, Inc. ("CGS"), an affiliate of the General Partner, acquired the note and security documents from the bank in May 1996. In connection with the purchase of the bank note and security documents by CGS, SIP made a principal payment to the bank of $750,000 and entered into a $750,000 note agreement with CGS (the "CGS Agreement"). The CGS Agreement, collaterized by real and personal property, called for monthly interest payments through December 1996 and monthly principal and interest payments thereafter until maturity on May 31, 2016. The interest rate is fixed at 9.34% per annum for the first year of the note and will thereafter be the one year Treasury rate plus 375 basis points. A prepayment in the amount of $105,000 was paid in April 1997.

                      A modification agreement was entered into on September 30, 1997. The interest rate remained fixed at 9.34% through October 1998, at which time the rate will convert to the one-year treasury rate plus 375 basis points. The principal of the note on the effective date was $635,479 and is amortized over a 210-month term. Current payments are $6,154 per month, principal and interest inclusive until maturity in March 2015. The loan balance as of December 31, 1997 was $631,827.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S PARTNERS' EQUITY AND RELATED MATTERS

As of December 31, 1997, the number of security holders is as follows:

                                             NUMBER               NUMBER OF
                                            OF UNITS             RECORD HOLDERS
                                          -------------          ------------
           Limited Partners                     77,000                 3,600
                                          =============          ============


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

The Partnership paid cash distributions of $.65 and $2.60 per limited partnership unit during the years ended December 31, 1997 and 1996, respectively. There are no contractual or other restrictions on the Partnership's ability to make such distributions.

ITEM 6.       SELECTED FINANCIAL DATA

The Selected Financial Data for the Partnership is filed by reference to the Annual Report to the Limited Partners attached as an Exhibit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations include certain forward looking statements reflecting the Partnership's expectations in the near future; however, many factors which may affect the actual results, especially changing regulations, are difficult to predict. Accordingly, there is no assurance that the Partnership's expectations will be realized.

Overview:

The following discussion should be read in conjunction with the Selected Financial Data and the Partnership's Consolidated Financial Statements and Notes thereto incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit. As of December 31, 1997, the Partnership owns Sierra Valencia, an industial office building in Tucson, Arizona. The Partnership also owns a 54.42% interest in Sierra Mira Mesa Partners ("SMMP"). SMMP owns an office building - Sierra Mira Mesa in San Diego, California.

Results of Operations:

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996.

Rental income remained relatively unchanged decreasing by $2,000, or 1%, primarily as a result of lower common area maintenance billings. This decrease was partially offset by an increase in the weighted-average effective rent per square foot, on an accrual basis, increased from $5.58 at December 31, 1996 to $6.07 at December 31, 1997. The Property is 99% occupied at December 31, 1997.

Total operating expenses decreased by $18,000, or 3%, primarily due to lower administrative fees and a decrease in legal and accounting fees. This decrease was partially offset by an increase in other operating expenses incurred during the year.

Interest expense of $115,000 was recognized during the year due to two loan agreements entered into by the Partnership. The loans are secured by the Sierra Valencia property. The Property was previously unencumbered.

The Partnership's share of (loss) income from investment in SMMP was ($507,000) for the year ended December 31, 1997 compared to $156,000 for the year ended December 31, 1996. The loss generated by SMMP was principally the result of its share of loss from its joint venture partner, Sierra Vista Partners ("SVP"). SVP sold the Sierra Vista property in October 1997 and recorded a $968,000 loss from property disposition.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995.

Rental income increased by $39,000 or 9%, due primarily to an increase in occupancy from 88% at December 31, 1995 to 100% at December 31, 1996. One new tenant accounted for an increase in leased square footage of 10,021, or 12%, of the rentable square footage of Sierra Valencia. The weighted-average effective rent per square foot, on an accrual basis, decreased from $5.80 at December 31, 1995 to $5.58 at December 31, 1996, principally as a result of favorable lease terms given to this new tenant as an incentive to lease space at the Property.

Interest income decreased by $84,000, or 30%, due to a $1,318,000 principal paydown of the note receivable from the sale of Sierra Spectrum received in July 1995. This note had an original balance of $3,200,000 and bears interest at a rate of 10% per annum.

Operating expenses decreased by $85,000, or 12%, primarily due to a $70,000 decrease in depreciation and amortization expense resulting from the discontinuance of depreciation on the building which was fully depreciated in the first quarter of 1996.

The Partnership's share of income (loss) from investment in SMMP was $156,000 for the year ended December 31, 1996 compared to ($296,000) for the year ended December 31, 1995. This increase in income generated by SMMP was principally due to its share of income from Sorrento I Partners ("SIP"), which owns the Sorrento I property. SIP, which is included in the consolidated financial statements of SMMP, exercised a discounted payoff option in 1996 which resulted in an extraordinary gain of $1,200,000. Furthermore, Sorrento I Partners entered into a lease with a tenant for all the square footage of the Sorrento I property in 1996. The property, which was vacant throughout 1995, recorded rental income of $189,000 in 1996 as a result of this new tenant.

Liquidity and Capital Resources:

In 1997, the Partnership entered into two loan agreements totaling $1,604,000. The loans are secured by the Sierra Valencia property. The proceeds of these loans were primarily used to satisfy the liquidity requirements of SMMP. The Property was previously unencumbered.

The Partnership used cash of $97,000 in operating activities and paid $160,000 for property additions and lease commissions during 1997. The Partnership is in an illiquid position at December 31, 1997 with cash and billed rents of $31,000 and accrued and other liabilities of $108,000. The Partnership anticipates cash required to meet debt obligations and for construction of new tenant space will be funded from the operations of the Property.

Inflation:

The Partnership's long-term leases contain provisions designed to mitigate the adverse impact of inflation on its results from operations. Such provisions may include escalation clauses related to Consumer Price Index increases.

YEAR 2000 COMPLIANCE

The Year 2000 Compliance issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The total cost to the Partnership of activities associated with the Year 2000 Compliance issue is not anticipated to be material to its financial position or results of operations in any given year.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and independent auditors' report are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

   1. Independent Auditors' Report

   2. Consolidated Balance Sheets - December 31, 1997 and 1996

   3. Consolidated Statements of Operations - for the years ended December 31, 1997, 1996 and 1995

   4. Consolidated Statements of Changes in Partners' Equity - for the years ended December 31, 1997, 1996 and 1995

   5. Consolidated Statements of Cash Flows - for the years ended December 31, 1997, 1996 and 1995

   6. Notes to Consolidated Financial Statements

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

The executive officers and directors of S-P Properties, Inc. are:

                                                                    APPROXIMATE
NAME                          POSITION             AGE            TIME IN OFFICE
----                          --------             ---            --------------
Thomas N. Thurber     President and Director        47                  3 years

Dawson L. Davenport   Vice President                42                  3 years

Steven M. Speier      Secretary/Treasurer and       47                  3 years
                        Director

William J. Carden     Assistant Secretary/          53                  3 years
                        Treasurer and Director

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

Steven M. Speier - Secretary/Treasurer and Director, S-P Properties, Inc. Mr. Speier who after spending two years in public accounting, went into the banking industry in 1975. During his sixteen year banking career, Mr. Speier managed a real estate loan portfolio of approximately $1.5 billion secured by properties throughout the United States. Mr. Speier brings to S-P Properties, Inc. a broad real estate background that includes management, leasing, and disposition of all categories of commercial real estate. Mr. Speier also serves as a director of IDM Corporation. Mr. Speier is a licensed real estate broker, is registered as a Certified Public Accountant, and has a masters degree in business administration from Grand Valley State University in Michigan.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership may pay a management fee of 6% of the gross rental income collected from the property to American Spectrum Real Estate Services, Inc.
(ASRE), formerly Banc Commercial California. These fees for the year ended December 31, 1997 were $21,799. Bancor Real Estate Company, Inc. (Bancor) provides services to the Partnership such as accounting, legal, data processing and similar services and is entitled to reimbursement for expenses incurred to provide such services. Amounts so reimbursed totaled $63,910 during the year ended December 31, 1997. The Partnership also reimburses ASRE for construction supervision costs. The Partnership paid $10,504 to ASRE for tenant improvement supervisory costs in 1997. In consideration for services rendered with respect to initial leasing of Partnership properties, ASRE is paid initial leasing costs. For the year ended December 31, 1997, these fees amounted to $19,109. Bancor and ASRE are both wholly owned subsidiaries of CGS Real Estate Company, Inc. William J. Carden, an officer and director of S-P Properties, Inc., the General Partner of the Partnership, owns 50% of CGS Real Estate Company, Inc.

On December 30, 1994, the Sierra Spectrum property with a historical cost basis of $2,993,134 was sold for $4,000,000 ($800,000 cash down-payment and $3,200,000 trust deed note) to No.-So., Inc. This note calls for monthly interest only payments and bears interest of 10% per annum. The original note was due to mature on June 30, 1995 and was extended to June 30, 1996. During the year ended December 31, 1995, the Partnership received principal payments of $1,317,928 on the trust deed note. In 1997, the maturity date was extended to December 31, 1998 and interest receivable of $307,759 was added to the pricipal balance of the note. All other terms of the original note remain unchanged. CGS Real Estate Company, Inc. owns 33.33% of No.-So., Inc.

Reference is made to Item 2 for additional information concerning related party transactions.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. EXHIBITS

   1. Annual Report to the Limited Partners

   2. Exhibit Number 27 - Financial Data Schedule

B. FINANCIAL STATEMENT SCHEDULES

   The following financial statement schedules and the report of the independent auditors thereon are included herein:

   1. Schedule II - Valuation and Qualifying Accounts and Reserves - for the years ended December 31, 1997, 1996 and 1995

   2. Schedule III - Real Estate and Accumulated Depreciation - December 31,
      1997

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

                                            SIERRA PACIFIC PENSION INVESTORS '84
                                            a California Limited Partnership
                                            S-P PROPERTIES, INC.
                                            General Partner

Date:     March 19, 1998                      /s/THOMAS N. THURBER
          --------------------------------  ------------------------------------
                                              Thomas N. Thurber
                                              President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:     March 19, 1998                      /s/THOMAS N. THURBER
          --------------------------------    ----------------------------------
                                              Thomas N. Thurber
                                              President and Director
                                              S-P Properties, Inc.

Date:     March 19, 1998                      /s/WILLIAM J. CARDEN
          --------------------------------    ----------------------------------
                                              William J. Carden
                                              Assistant Secretary/Treasurer and
                                              Director
                                              S-P Properties, Inc.

Date:     March 19, 1998                      /s/G. ANTHONY EPPOLITO
          --------------------------------    ----------------------------------
                                              G. Anthony Eppolito
                                              Chief Accountant
                                              S-P Properties, Inc.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

To the Partners of
Sierra Pacific Pension Investors '84

We have audited the consolidated financial statements of Sierra Pacific Pension Investors '84 and subsidiary, a California limited partnership, (the "Partnership") as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997 and have issued our report thereon dated March 13, 1998. Such consolidated financial statements and report are included in your 1997 Annual Report to the Limited Partners and are incorporated herein by reference. Our audits also included the financial statement schedules of Sierra Pacific Pension Investors '84, listed in Item 14. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
March 13, 1998

                             SCHEDULE II - FORM 10-K
               SIERRA PACIFIC PENSION INVESTORS '84 AND SUBSIDIARY
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              For the Years Ended December 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------

                                                    Income -
                                                   Producing
                                                   Properties
                                                 ---------------
Allowance for loss - January 1, 1995          $       1,880,000

  Provision charged to costs
     and expenses (1)                                         0
                                                 ---------------
Allowance for loss - December 31, 1995                1,880,000

  Provision charged to costs
     and expenses (1)                                         0
                                                 ---------------
Allowance for Loss - December 31, 1996                1,880,000

  Provision charged to costs
     and expenses (1)                                         0
                                                 ---------------
Allowance for loss - December 31, 1997        $       1,880,000
                                                 ===============

(1) See Notes 1 and 4 to consolidated financial statements incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

                            SCHEDULE III - FORM 10-K

              SIERRA PACIFIC PENSION INVESTORS '84 AND SUBSIDIARY
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997
--------------------------------------------------------------------------------

                                            Initial Cost                                    Gross Amount at
                                          to Partnership (1)      Improvements       Which carried at close of period
                                       -----------------------    Capitalized     -------------------------------------
                           Encumb-                   Improve-    After Acquis-                 Improve-        Total
Description                rances          Land       ments        ition (2)      Land          ments       (3)(4)(6)
-----------------------------------------------------------------------------------------------------------------------
OFFICE BUILDING-
  INCOME -PRODUCING:

Sierra Valencia
Tucson, AZ               $1,562,134      $977,677                  $4,011,617     $977,677     $3,952,310    $4,929,987

'
                                  Accum.         Date          Date     Deprec.
Description                      Deprec. (5)  Constructed    Acquired    Life
-------------------------------------------------------------------------------
OFFICE BUILDING-
  INCOME -PRODUCING:

Sierra Valencia
Tuscon, AZ                     $1,677,364        11/87        9/85     3-30 yrs.

(1)     The initial cost represents the original purchase price of the property.

(2)     The Partnership has capitalized property development costs.

(3)     Also represents costs for Federal Income tax purposes.

(4) A valuation allowance of $1,880,000 was established as the appraised value of the properties declined below book value.

(5) Reconciliation of total real estate carrying value and accumulated depreciation for the three years ended December 31, 1997 is as follows:

                                               Total Real Estate    Accumulated
                                                 Carrying Value     Depreciation
                                                ----------------    ------------
Balance - January 1, 1995                        $  4,743,836      $  1,106,776
  Additions during the year                            25,112           257,965
  Write off of fully depreciated assets                (6,000)           (6,000)
                                                 ------------      ------------
Balance - December 31, 1995                         4,762,948         1,358,741
  Additions during the year                            94,057           189,499
  Write off fully depreciated assets                  (53,307)          (53,307)
                                                 ------------      ------------
Balance - December 31, 1996                         4,803,698         1,494,933
  Additions during the year                           126,289           182,431
                                                 ------------      ------------
Balance - December 31, 1997                      $  4,929,987      $  1,667,364
                                                 ============      ============

               SIERRA PACIFIC PENSION INVESTORS '84 AND SUBSIDIARY
                       (A California Limited Partnership)

                             SELECTED FINANCIAL DATA
        For the Years Ended December 31, 1997, 1996, 1995, 1994 and 1993

The following table sets forth certain selected historical financial data of the Partnership. The selected operating and financial position data as of and for each of the five years ended December 31, 1997 have been derived from the audited financial statements of the Partnership. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto which are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.
--------------------------------------------------------------------------------

                                            1997           1996           1995         1994            1993
                                          ---------      ---------      ---------   -----------      ---------
REVENUES                                  $ 670,986      $ 668,706      $ 713,877   $ 1,024,731      $ 976,600

OPERATING EXPENSES:
  Total                                     608,721        626,646        711,475     1,303,971      1,261,416
  Per dollar of revenues                       0.91           0.94           1.00          1.27           1.29
INTEREST EXPENSE:
  Total                                     114,696              0              0             0              0
  Per dollar of revenues                       0.17           0.00           0.00          0.00           0.00
NET LOSS FROM
  CONTINUING OPERATIONS:
  Total                                    (559,320)      (137,422)      (141,624)     (304,760)      (334,852)
  General Partner                                 0              0              0        25,667              0
  Limited Partnership                      (559,320)      (137,422)      (141,624)     (330,427)      (334,852)
  Per Limited Partnership Unit (1)            (7.26)         (1.78)         (1.84)        (4.29)         (4.35)
CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                      (96,708)       133,115         85,860       273,900        (41,067)
CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES                   (1,430,332)       (94,057)     1,332,930      (286,770)       (61,415)
CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                    1,512,134       (251,766)    (1,507,000)      345,333       (602,000)

TOTAL ASSETS                             10,475,000      9,510,493      9,496,780    10,011,579     10,471,527

PARTNERS' EQUITY:
  Total                                   8,804,822      9,414,142      9,416,533     9,758,157     10,242,584
  General Partner                                 0              0              0             0              0
  Limited Partners                        8,804,822      9,414,142      9,416,533     9,758,157     10,242,584
LIMITED PARTNERS' EQUITY - PER UNIT (1)      114.35         122.26         122.29        126.73         133.02
NOTE RECEIVABLE                           2,005,498      1,697,739      1,697,739     2,832,704            N/A
INCOME-PRODUCING PROPERTIES:
  Number                                          1              1              1             1              2
  Cost                                    4,929,987      4,803,698      4,762,948     4,743,836     10,007,326
  Less: Accumulated depreciation         (1,677,364)    (1,494,933)    (1,358,741)   (1,106,776)    (1,811,593)
        Valuation allowance              (1,880,000)    (1,880,000)    (1,880,000)   (1,880,000)    (3,660,000)
  Net book value                          1,372,623      1,428,765      1,524,207     1,757,060      4,535,733

INVESTMENT IN UNCONSOLIDATED
      JOINT VENTURE                       6,720,551      4,616,117      4,464,589     4,804,259      4,915,823
NOTES PAYABLE - Related to income-
      producing property                  1,562,134              0              0             0              0
DISTRIBUTIONS PER UNIT (1):                    0.65           2.60           2.60          2.00           1.00

N/A = Not applicable nor available

(1) The net loss, limited partners' equity and distributions per unit are based upon the limited partnership units outstanding at the end of the year, 77,000 in all years. The cumulative distributions per limited partnership unit from inception to December 31, 1997 equal $21.43.

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sierra Pacific Pension Investors '84

We have audited the accompanying consolidated balance sheets of Sierra Pacific Pension Investors '84 and subsidiary, a California limited partnership, (the "Partnership") as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Pacific Pension Investors '84 and subsidiary as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
March 13, 1998

               SIERRA PACIFIC PENSION INVESTORS '84 AND SUBSIDIARY
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

--------------------------------------------------------------------------------

                                                           DECEMBER 31, 1997         DECEMBER 31, 1996
                                                           -----------------         -----------------
ASSETS

Cash and cash equivalents                                       $     27,154               $    42,060
Receivables:
   Note, net of deferred gain of
     $215,786 (Notes 3 and 4)                                      2,005,498                 1,697,739
   Unbilled rent (Notes 1 and 4)                                      45,846                    76,575
   Billed rent (Note 1)                                                4,186                    15,415
   Due from Sierra Mira Mesa Partners (Note 3)                             0                 1,311,300
   Other                                                                   0                   159,461
Due from affiliates (Note 3)                                          47,466                    47,466
Income-producing property - net of
  accumulated depreciation and
  valuation allowance of $3,557,364 in 1997
  and $3,374,933 in 1996, respectively (Note 4)                    1,372,623                 1,428,765
Investment in unconsolidated
  joint venture (Notes 1 and 5)                                    6,720,551                 4,616,117
Other assets (Notes 1, 2 and 3)                                      251,676                   115,595
                                                           ------------------        ------------------

Total Assets                                                    $ 10,475,000               $ 9,510,493
                                                           ==================        ==================

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities (Note 2)                          $    108,044               $    96,351
Notes payable (Note 6)                                             1,562,134                         0
                                                           ------------------        ------------------

Total Liabilities                                                  1,670,178                    96,351
                                                           ------------------        ------------------

Partners' equity (Notes 1 and 7):
  General Partner                                                          0                         0
  Limited Partners:
    80,000 units authorized,
    77,000 issued and outstanding                                  8,804,822                 9,414,142
                                                           ------------------        ------------------

Total Partners' equity                                             8,804,822                 9,414,142
                                                           ------------------        ------------------

Total Liabilities and Partners' equity                          $ 10,475,000               $ 9,510,493
                                                           ==================        ==================

                             SEE ACCOMPANYING NOTES

               SIERRA PACIFIC PENSION INVESTORS '84 AND SUBSIDIARY
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

-------------------------------------------------------------------------------------------------------------------

                                                                      1997            1996                 1995
                                                           ------------------    ------------    ------------------
REVENUES:
  Rental income (Note 1)                                           $ 473,408       $ 475,900             $ 437,188
  Interest income (Note 3)                                           197,578         192,806               276,689
                                                           ------------------    ------------    ------------------
         Total revenues                                              670,986         668,706               713,877
                                                           ------------------    ------------    ------------------
EXPENSES:
Operating expenses:
  Depreciation and amortization                                      236,395         236,624               306,320
  Property taxes and insurance                                       121,953         125,261               111,347
  General and administrative                                          44,028          36,399                61,655
  Legal and accounting                                                55,960          74,062                61,302
  Administrative fees (Note 3)                                        45,684          61,809                54,349
  Maintenance and repairs                                             36,639          39,857                43,752
  Management fees (Note 3)                                            35,768          27,508                27,134
  Utilities                                                           14,609          13,828                17,840
  Salaries and payroll taxes                                               0               0                 8,854
  Renting expenses                                                         0               0                 7,617
  Other operating expenses                                            17,685          11,298                11,305
                                                           ------------------    ------------    ------------------
         Total operating expenses                                    608,721         626,646               711,475
                                                           ------------------    ------------    ------------------
  Interest                                                           114,696               0                     0
                                                           ------------------    ------------    ------------------
         Total expenses                                              723,417         626,646               711,475
                                                           ------------------    ------------    ------------------
(LOSS) INCOME BEFORE GAIN FROM PROPERTY
  DISPOSITION                                                        (52,431)         42,060                 2,402

GAIN FROM PROPERTY DISPOSITION (Note 4)                                    0               0               151,510
                                                           ------------------    ------------    ------------------
(LOSS) INCOME BEFORE PARTNERSHIP'S SHARE
  OF UNCONSOLIDATED JOINT VENTURE LOSS                               (52,431)         42,060               153,912
                                                           ------------------    ------------    ------------------
PARTNERSHIP'S SHARE OF UNCONSOLIDATED
  JOINT VENTURE LOSS FROM CONTINUING
  OPERATIONS (Note 5)                                               (506,889)       (179,482)             (295,536)

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
  JOINT VENTURE EXTRAORDINARY GAIN (Note 5)                                0         335,031                     0
                                                           ------------------    ------------    ------------------
NET (LOSS) INCOME                                                 $ (559,320)      $ 197,609            $ (141,624)
                                                           ==================    ============    ==================
Per limited partnership unit (Note 1):
  Loss before extraordinary gain                                     $ (7.26)        $ (1.78)              $ (1.84)
  Extraordinary gain                                                       0            4.35                     0
                                                           ------------------    ------------    ------------------
Net (loss) income                                                    $ (7.26)         $ 2.57               $ (1.84)
                                                           ==================    ============    ==================

                             SEE ACCOMPANYING NOTES

               SIERRA PACIFIC PENSION INVESTORS '84 AND SUBSIDIARY
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

-------------------------------------------------------------------------------------------------------------------------
                                                          Limited Partners                                      Total
                                                 ----------------------------------         General             Partners'
                                                      Per Unit            Total             Partner             Equity
                                                 ------------------    ------------    ------------------    ------------
Partners' equity - January 1, 1995                $      126.73         $ 9,758,157     $               0     $ 9,758,157
Net loss                                                  (1.84)           (141,624)                             (141,624)
Distributions                                             (2.60)           (200,000)                             (200,000)
                                                 ------------------    ------------    ------------------    ------------
Partners' equity December 31, 1995                       122.29           9,416,533                     0       9,416,533
Net income                                                 2.57             197,609                               197,609
Distributions                                             (2.60)           (200,000)                             (200,000)
                                                 ------------------    ------------    ------------------    ------------
Partners' equity December 31, 1996                       122.26           9,414,142                     0       9,414,142
Net loss                                                  (7.26)           (559,320)                             (559,320)
Distributions                                             (0.65)            (50,000)                              (50,000)
                                                 ------------------    ------------    ------------------    ------------
Partners' equity - December 31, 1997              $      114.35         $ 8,804,822     $               0     $ 8,804,822
                                                 ==================    ============    ==================    ============

                             SEE ACCOMPANYING NOTES

               SIERRA PACIFIC PENSION INVESTORS '84 AND SUBSIDIARY
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

----------------------------------------------------------------------------------------------------------------------------------

                                                                             1997               1996               1995
                                                                      ------------------    ------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $          (559,320)  $     197,609   $          (141,624)
  Adjustments to reconcile net income (loss) to cash
  (used in) provided by operating activities:
    Depreciation and amortization                                               236,395         236,624               306,320
    Undistributed loss (income) of
      unconsolidated joint venture                                              506,889        (155,549)              295,536
    Gain from property disposition                                                    0               0              (151,510)
    Decrease (increase) in rent receivable                                       41,958          (8,389)               12,433
    Increase in other receivables                                              (148,298)       (127,567)              (63,347)
    (Increase) decrease in other assets                                        (186,025)        (25,717)                1,227
    Increase (decrease) in accrued and other liabilities                         11,693          16,104              (173,175)
                                                                      ------------------    ------------    ------------------

    Net cash (used in) provided by operating activities                         (96,708)        133,115                85,860
                                                                      ------------------    ------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions                                            (126,289)        (94,057)              (25,112)
    Payments received on note receivable                                              0               0             1,317,928
    Capital contributions to
      unconsolidated joint venture                                           (1,551,843)              0            (1,275,036)
    Distributions from unconsolidated
      joint venture                                                             247,800               0             1,315,150
                                                                      ------------------    ------------    ------------------

    Net cash (used in) provided by investing activities                      (1,430,332)        (94,057)            1,332,930
                                                                      ------------------    ------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Funding of notes payable secured by property                              1,604,000               0                     0
    Principal payments on notes payable                                         (41,866)              0                     0
    Borrowings from affiliates                                                        0         177,200                     0
    Payments to affiliates                                                            0        (228,966)           (1,307,000)
    Cash distributions                                                          (50,000)       (200,000)             (200,000)
                                                                      ------------------    ------------    ------------------

    Net cash provided by (used in) financing activities                       1,512,134        (251,766)           (1,507,000)
                                                                      ------------------    ------------    ------------------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                             (14,906)       (212,708)              (88,210)

CASH AND CASH EQUIVALENTS - Beginning of year                                    42,060         254,768               342,978
                                                                      ------------------    ------------    ------------------

CASH AND CASH EQUIVALENTS - End of year                           $              27,154   $      42,060   $           254,768
                                                                      ==================    ============    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
    Cash paid during the period for interest                      $             102,738   $           0   $                 0
                                                                      ==================    ============    ==================

In 1997, $307,759 of interest receivable was added to the principal balance of the related note receivable. In 1995, $31,453 of interest receivable was added to the principal balance of the related note receivable. These transactions are noncash items not reflected in the above statements of cash flows.



                             SEE ACCOMPANYING NOTES

               SIERRA PACIFIC PENSION INVESTORS '84 AND SUBSIDIARY
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

On March 7, 1997 Sierra Valencia LLC ("SVLLC") was formed with the Partnership being the sole member. This company was formed solely to engage in the following activities: a) to acquire from Sierra Pacific Pension Investors '84 the property known as Sierra Valencia, b) to own, hold, sell, assign, transfer, operate, lease, mortgage, pledge and otherwise deal with the Property, c) to exercise all powers enumerated in the Delaware Limited Liability Company Act necessary or convenient to conduct, promotion or attainment of the business or purposes otherwise set forth. Title to the Sierra Valencia property was transferred from the Partnership to SVLLC. The accounts of SVLLC are consolidated into the financial statements of the Partnership since the date of formation and all significant intercompany transactions are eliminated in consolidation.

In 1985 Sierra Mira Mesa Partners ("SMMP"), a California general partnership was formed between the Partnership and Sierra Pacific Development Fund II ("SPDFII"). SMMP was initially created to develop and operate the office building known as Sierra Mira Mesa in San Diego, California. The Partnership's initial ownership interest in SMMP was 49%; the remaining 51% was owned by SPDFII. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. As a result, the sharing ratio in effect for 1997 was 54.42% for the Partnership and 45.58% for SPDFII. In conjunction with this amendment, the general partners forgave the December 31, 1996 balances of advances due from SMMP and included these amounts as adjustments to their respective equity accounts. The sharing ratio effective January 1, 1998 will be adjusted to 66.26% for the Partnership and 33.74% for SPDFII.

SMMP also holds an 88.69% interest in Sorrento I Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1993), a 24.91% interest in Sorrento II Partners (a California general partnership with Sierra Pacific Institutional Properties V formed in 1993), a 4.96% interest in Sierra Creekside Partners (a California general partnership with Sierra Pacific Development Fund formed in 1994), and a 47.05% interest in Sierra Vista Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1994).

Sierra Pacific Pension Investors '84 and subsidiary
Notes to Consolidated Financial Statements
Page two

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Partnership at December 31, 1997 and 1996 consist of cash and cash equivalents, receivables, note receivables, due from affiliates, accounts payable and notes payable. The fair value of cash and cash equivalents, receivables and accounts payable approximates the carrying value due to the short term nature of these items. In the opinion on management, the fair value of the notes payable approximates the carrying value based on market rates at December 31, 1997. The fair value of the note receivable and the amounts due from affiliates can not be determined due to the related party nature of these receivables.

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

Effective January 1, 1995, the Partnership implemented Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement"). The Partnership regularly evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Future cash flows are estimated and compared to the carrying amount of the asset to determine if impairment has occurred. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Partnership shall recognize an impairment loss in accordance with the Statement. No additional provision was required due to the implementation of this Statement.

Sierra Pacific Pension Investors '84 and subsidiary
Notes to Consolidated Financial Statements
Page three

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1997. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the FASB also issued SFAS No. 129, Disclosure of Information about Capital Structure, which establishes standards for disclosing information about an entity's capital structure. SFAS No. 129 was effective for periods ending after December 15, 1997. The adoption of SFAS No. 129 did not impact the Partnership's capital structure disclosures as the Partnership was already in compliance with this SFAS.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and related information in interim and annual financial statements. SFAS No. 131 will not impact the Partnership's financial statements as it reports as a single segment. SFAS Nos. 130 and 131 are effective for periods beginning after December 15, 1997. Management is evaluating what, if any, additional disclosures may be required upon the implementation of SFAS No. 130.

Sierra Pacific Pension Investors '84 and subsidiary
Notes to Consolidated Financial Statements
Page four

2.   DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 1997 and 1996, is as follows:

                                                          1997         1996
                                                      ----------- -------------
Other assets:
   Prepaid expenses                                   $     3,211 $       3,210
   Tax impounds                                            37,636             0
   Tenant improvements reserves                            22,822             0
   Deferred loan costs, net of accumulated
      amortization of $6,676 in 1997                       84,982             0
   Deferred leasing costs, net of accumulated
      amortization of $150,458 in 1997 and
      $113,032 in 1996                                    103,025       112,385
                                                      ----------- -------------
                                                      $   251,676 $     115,595
                                                      =========== =============
Accrued and other liabilities:
   Accounts payable                                   $    18,850 $      25,123
   Accrued expenses                                        62,136        44,333
   Security deposits                                       27,058        26,895
                                                      ----------- -------------
                                                      $   108,044 $      96,351
                                                      =========== =============

3.   GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of TCP, Inc. was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). TCP, Inc. owns all of the common stock of S-P Properties, Inc., the General Partner of the Partnership. CMC continued to manage the affairs of the Partnership through June 30, 1995.

An affiliate of the General Partner may receive a management fee of 6% of the gross rental income collected from the properties. Management fees for the years ended December 31, 1997, 1996 and 1995 were $21,799, $15,030, and $5,300, respectively.

An affiliate of the General Partner is entitled to reimbursement for expenses incurred by the affiliate for services provided to the Partnership such as accounting, legal, data processing and similar services. The affiliate was reimbursed $63,910, $61,809 and $33,651 for such services for the years ended December 31, 1997, 1996 and 1995, respectively. Additionally, the Partnership reimbursed the affiliate for construction supervision costs incurred by the affiliate. For the years ended December 31, 1997 and 1996, the affiliate received $10,504 and $1,873, respectively, for tenant improvements supervisory costs. No such costs were incurred in 1995.

In consideration for services rendered with respect to initial leasing of Partnership properties, an affiliate of the General Partner is paid initial leasing costs. For the years ended December 31, 1997 and 1996, these fees amounted to $19,109 and $10,153, respectively, and were recorded as deferred leasing costs. No such costs were incurred in 1995.

In 1995 and 1996, the Partnership made non-interest bearing short-term advances to Sierra Mira Mesa Partners of $1,300,000 and $11,300, respectively. These advances were forgiven and reclassed to investment in Sierra Mira Mesa Partners in 1997 (See Note 1).

During 1996, the Partnership made non-interest bearing advances to other affiliates. Repayment is expected in 1998. The balance outstanding at December 31, 1997 is $47,466.

Sierra Pacific Pension Investors '84 and subsidiary
Notes to Consolidated Financial Statements
Page five

As further described in Note 4, in 1994 the Partnership sold a property to an affiliate of the General Partner for cash of $800,000 and a $3,200,000 trust deed note. This note calls for monthly interest only payments and bears interest of 10% per annum. The original note was due to mature on June 30, 1995 and was extended to June 30, 1996. In 1997, the maturity date was extended to December 31, 1998 and interest receivable of $307,759 was added to the principal balance of the note. All other terms of the original note remained unchanged. No interest was due to the Partnership at December 31, 1997. Interest receivable was $159,461 at December 31, 1996. Interest income related to this note of $196,136 and $191,000 was recognized during the years ended December 31, 1997 and 1996, respectively. The December 31, 1997 balance was $2,221,284. The note is secured by a second lien on the property and management believes the collateral has sufficient value to recover the Partnership's net investment inthe note after satisfaction of the first lienholder.

4. INCOME-PRODUCING PROPERTIES

At December 31, 1997 and 1996 the total cost and accumulated depreciation of the property are as follows:

                                           1997                  1996
                                       -------------         -------------
Land                                    $   977,677           $   977,677
Building and improvements                 3,952,310             3,826,021
                                       -------------         -------------
           Total                          4,929,987             4,803,698

Accumulated depreciation                 (1,677,364)           (1,494,933)
Valuation allowance                      (1,880,000)           (1,880,000)
                                       -------------         -------------
           Net                          $ 1,372,623           $ 1,428,765
                                       =============         =============

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

Sierra Pacific Pension Investors '84 and subsidiary
Notes to Consolidated Financial Statements
Page six

Future minimum base rental income, under the existing operating leases for the Sierra Valencia property, to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:

                                       Straight-line            Cash
 YEAR ENDING DECEMBER 31,                 Basis                 Basis
--------------------------             -------------         -------------
             1998                    $      430,239        $      437,272
             1999                           410,467               421,796
             2000                           309,964               319,898
             2001                           248,287               261,590
             2002                            62,287                66,534
                                       -------------         -------------
              Total                  $    1,461,244        $    1,507,090
                                       =============         =============

The Partnership relied on five tenants to generate approximately 71% of total 1997 rental revenues. The breakdown of these five tenants' industry segments and rental income contribution is as follows: 15% - manufacturing for the recreational vehicle segment; 24% healthcare administration; 11% - sales/distribution of medical equipment and supplies; and 11% - communication services; and 10% - pistachio nut marketing.

5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners ("SMMP"), a California general partnership, was formed in 1985 between the Partnership and Sierra Pacific Development Fund II, an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. The property contains 89,560 square feet and is 98% leased at December 31, 1997. At December 31, 1997 the Partnership's interest in SMMP was 54.42%; the remaining 45.58% interest was owned by Sierra Pacific Development Fund II.

The Partnership's investment in SMMP as of December 31, 1997 and 1996 is comprised of the following:

                                        1997            1996
                                    -------------    ------------
Equity interest                   $    6,603,969   $   4,495,515
Investment advisory and
   other fees, less accumulated
   amortization of $137,642 and
   $133,622 in 1997 and 1996,
   respectively.                         116,582         120,602
                                    -------------    ------------
Investment in unconsolidated
    joint venture                 $    6,720,551   $   4,616,117
                                    =============    ============

Sierra Pacific Pension Investors '84 and subsidiary
Notes to Consolidated Financial Statements
Page seven

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned California general partnership for the years ended December 31, 1997 and 1996. Sorrento I Partners was accounted for under the equity method in 1995. The financial statements of SMMP for prior years have not been restated as the consolidation was accounted for as a step acquisition in accordance with Accounting Research Bulletin No. 51, "Consolidated Financial Statements". The condensed balance sheets at December 31, 1997 and 1996, and the condensed statements of operations for the years ended December 31, 1997, 1996 and 1995 for SMMP follow:

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    December 31,          December 31,
                                                       1997                   1996
                                                   ------------          --------------
ASSETS
Cash and cash equivalents                         $     244,408         $        26,721
Rent receivable                                       1,287,009               1,186,818
Other receivables                                             0                 169,241
Due from affiliates                                   2,030,577               1,536,968
Income-producing property,
  net of accumulated depreciation                     9,086,805               9,449,032
Investment in unconsolidated
   joint ventures                                     1,793,770               2,773,176
Other assets                                            831,350               1,119,115
                                                    ------------          --------------
Total Assets                                      $  15,273,919         $    16,261,071
                                                    ============          ==============

LIABILITIES AND GENERAL PARTNERS' EQUITY
Accrued and other liabilities                     $      68,765         $       104,428
Due to Sierra Pacific
  Pension Investors '84                                       0               1,311,300
Notes payable                                         5,673,052               6,012,512
                                                    ------------          --------------
Total Liabilities                                     5,741,817               7,428,240
                                                    ------------          --------------
Minority interest in joint
  venture                                             (333,783)               (341,689)
                                                    ------------          --------------
General Partners' equity                              9,865,885               9,174,520
                                                    ------------          --------------
Total Liabilities and General Partners' equity    $  15,273,919         $    16,261,071
                                                    ============          ==============

Sierra Pacific Pension Investors '84 and subsidiary
Notes to Consolidated Financial Statements
Page eight

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                        1997            1996           1995
                                                     ------------   -------------  -------------
Revenues:
   Rental income                                   $   1,919,582  $    1,808,673 $    1,529,497
   Other income                                          184,168         178,726        181,358
                                                     ------------   -------------  -------------
                    Total revenues                     2,103,750       1,987,399      1,710,855
                                                     ------------   -------------  -------------
Expenses:
   Operating expenses                                    742,548         728,593        641,206
   Depreciation and amortization                         825,911         813,359        586,602
   Interest                                              463,804         559,759        392,088
                                                     ------------   -------------  -------------

                    Total expenses                     2,032,263       2,101,711      1,619,896
                                                     ------------   -------------  -------------


Income (Loss) before Partnership's
    share of unconsolidated joint
    venture losses                                        71,487       (114,312)         90,959
Partnership's share of
    unconsolidated joint venture losses                 (855,349)       (354,765)      (694,095)
                                                     ------------   -------------  -------------

Loss before extraordinary gain                          (783,862)       (469,077)      (603,136)

Extraordinary gain                                             0       1,200,381              0
                                                     ------------   -------------  -------------

(Loss) Income before minority
    interest's share of consolidated joint
    venture (income) loss                               (783,862)        731,304       (603,136)
                                                     ------------   -------------  -------------

Minority interest's share of
    consolidated joint venture (income) loss
    from continuing operations                            (7,906)        102,787              0

Minority interest's share of
    consolidated joint venture extraordinary
    gain                                                       0        (516,644)             0
                                                     ------------   -------------  -------------

Net (Loss) Income                                  $    (791,768)  $      317,447 $    (603,136)
                                                     ============   =============  =============

As of December 31, 1997, SMMP holds a 24.91% interest in Sorrento II Partners (a California general partnership with Sierra Pacific Institutional Properties V formed in 1993), a 4.96% interest in Sierra Creekside Partners (a California general partnership with Sierra Pacific Development Fund formed in 1994), and a 47.05% interest in Sierra Vista Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1994).

Sierra Pacific Pension Investors '84 and subsidiary
Notes to Consolidated Financial Statements
Page nine

The following is a summary of aggregated financial information for all investments owned by SMMP which are accounted for under the equity method:

                        CONDENSED COMBINED BALANCE SHEETS

                                                   December 31,                    December 31,
                                                       1997                           1996
                                                    ------------                  --------------

ASSETS
Cash and cash equivalents                         $     122,997                 $       159,369
Rent receivable                                         549,240                         781,284
Due from affiliates                                      47,666                          50,681
Income-producing property,
  net of accumulated
  depreciation                                        8,610,352                      15,043,645
Other assets                                          1,339,407                         732,144
                                                    ------------                  --------------

Total Assets                                      $  10,669,662                 $    16,767,123
                                                    ============                  ==============

LIABILITIES AND GENERAL PARTNERS' EQUITY

Accrued and other liabilities                     $     325,087                 $       648,328

Note payable                                          1,763,420                       5,213,615
                                                    ------------                  --------------


Total Liabilities                                     2,088,507                       5,861,943
                                                    ------------                  --------------

Ground lessors' equity in income producing
  property                                            3,000,000                       3,000,000
                                                    ------------                  --------------

General Partners' equity                              5,581,155                       7,905,180
                                                    ------------                  --------------

Total Liabilities and General Partners' equity    $  10,669,662                 $    16,767,123
                                                    ============                  ==============


Sierra Pacific Pension Investors '84 and subsidiary
Notes to Consolidated Financial Statements
Page ten

                   CONDENSED COMBINED STATEMENTS OF OPERATIONS

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                        1997            1996           1995
                                                     ------------   -------------  -------------
Revenues:
   Rental income                                   $   2,294,859  $    2,474,335 $    2,124,077
   Other income                                            9,698          13,968          6,915
                                                     ------------   -------------  -------------
                Total revenues                         2,304,557       2,488,303      2,130,992
                                                     ------------   -------------  -------------
Expenses:
   Operating expenses                                  1,755,826       1,788,643      2,009,862
   Depreciation and amortization                       1,321,177       1,461,571      1,438,310
   Interest                                              459,763         427,967        691,407
                                                     ------------   -------------  -------------

                Total expenses                         3,536,766       3,678,181      4,139,579
                                                     ------------   -------------  -------------

Loss before loss from property
     disposition                                     (1,232,209)     (1,189,878)    (2,008,587)

Loss from property disposition                         (967,764)               0              0
                                                     ------------   -------------  -------------

Net Loss                                           $ (2,199,973)  $  (1,189,878) $  (2,008,587)
                                                     ============   =============  =============



Reference is made to the audited financial statements of Sierra Mira Mesa Partners and Sorrento I Partners included herein.

Sierra Pacific Pension Investors '84 and subsidiary
Notes to Consolidated Financial Statements
Page eleven

6.           NOTES PAYABLE

On March 27, 1997, Sierra Valencia LLC entered into a loan agreement with First Union Bank of North Carolina in the amount of $1,404,000. This loan, which is secured by a first lien on the Sierra Valencia property, bears interest at 9.25% per annum and calls for monthly principal and interest payments of $12,024 on the first day of each month. Such payments shall continue until April 2007, when the indebtedness is due in full. There is a 1% premium for prepayment of this note. As of December 31, 1997 the loan balance was $1,395,607.

On April 15, 1997, the Partnership entered into a loan agreement with IDM Participating Income Company II, an affiliate of the general partner, in the amount of $200,000. This loan is secured by a second lien on the Sierra Valencia property. This note bears a variable interest rate determined by the Federal Reserve of San Francisco's discount rate prevailing on the 25th day of the month preceding the payment due date plus a 3% premium. The interest rate can be adjusted the last day of March, June, September and December of each year until note agreement is fulfilled. The minimum rate will be 12.12%. The maximum rate will be 15.15%. The current interest rate paid is 12.12%. Monthly payment of $6,659, consisting of both interest and principal, commenced on May 15, 1997 and shall continue until April 15, 2000, when the indebtedness is paid in full. As of December 31, 1997, the loan balance was $166,527.

The annual maturities of the notes payable as of December 31, 1997 are $79,006 in 1998, $88,630 in 1999, $51,182 in 2000, $20,898 in 2001, $22,915 in 2002, and
$1,299,503 thereafter.

The Partnership is exposed to interest rate fluctuations on $166,527 of variable rate debt at December 31, 1997.

7.           PARTNERS' EQUITY

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

                    SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sierra Mira Mesa Partners

We have audited the accompanying consolidated balance sheets of Sierra Mira Mesa Partners and subsidiary, a California general partnership, (the "Partnership") as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Mira Mesa Partners and subsidiary as of December 31, 1997 and 1996, and the results of its operations and cash flows for each for the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
March 13, 1998

                    SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                       (A California General Partnership)

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996

-------------------------------------------------------------------------------------------------------

                                                                December 31,           December 31,
                                                                    1997                   1996
                                                             -------------------     ------------------
ASSETS

Cash and cash equivalents                                             $ 244,408               $ 26,721
Receivables:
   Unbilled rent (Notes 1 and 4)                                      1,274,906              1,186,818
   Billed rent (Note 1)                                                  12,103                      0
   Other                                                                      0                169,241
Due from affiliates, net (Note 3)                                     2,030,577              1,536,968
Income-producing property - net of accumulated
   depreciation of $4,625,842 in 1997 and
   $4,819,832 in 1996 (Notes 1 and 4)                                 9,086,805              9,449,032
Investment in unconsolidated
   joint ventures (Notes 1 and 5)                                     1,793,770              2,773,176
Other assets (Notes 1, 2 and 3)                                         831,350              1,119,115
                                                             -------------------     ------------------

Total Assets                                                       $ 15,273,919            $16,261,071
                                                             ===================     ==================

LIABILITIES AND GENERAL PARTNERS' EQUITY

Accrued and other liabilities (Note 2)                                 $ 68,765              $ 104,428
Due to Sierra Pacific Pension Investors '84 (Note 3)                          0              1,311,300
Notes payable (Note 6)                                                5,673,052              6,012,512
                                                             -------------------     ------------------

Total Liabilities                                                     5,741,817              7,428,240
                                                             -------------------     ------------------

Minority interest in consolidated
   joint venture (Note 1)                                              (333,783)              (341,689)

General Partners' equity (Note 1)                                     9,865,885              9,174,520
                                                             -------------------     ------------------

Total Liabilities and General Partners' equity                     $ 15,273,919            $16,261,071
                                                             ===================     ==================

                    SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                       (A California General Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------

                                                                 1997                   1996                   1995
                                                          -------------------     ------------------     -----------------
Revenues:
   Rental income (Note 1)                                        $ 1,919,582            $ 1,808,673            $1,529,497
   Interest income                                                   174,764                178,726               181,358
   Other income                                                        9,404                      0                     0
                                                          -------------------     ------------------     -----------------
      Total revenues                                               2,103,750              1,987,399             1,710,855
                                                          -------------------     ------------------     -----------------
Expenses:
   Operating expenses:
   Depreciation and amortization                                     825,911                813,359               586,602
   Property taxes and insurance                                       92,347                 53,587               126,078
   Administrative fees (Note 3)                                      104,580                101,142                63,623
   Maintenance and repairs                                           228,890                262,271               201,373
   Management fees (Note 3)                                          101,558                 93,780                79,388
   Utilities                                                         138,203                138,443               126,769
   Legal and accounting                                               47,242                 42,011                20,231
   General and administrative                                         12,677                  4,484                 3,475
   Salaries and payroll taxes                                              0                      0                 2,151
   Renting expenses                                                      309                  5,128                   205
   Other operating expenses                                           16,742                 27,747                17,913
                                                          -------------------     ------------------     -----------------
      Total operating expenses                                     1,568,459              1,541,952             1,227,808

   Interest                                                          463,804                559,759               392,088
                                                          -------------------     ------------------     -----------------
      Total expenses                                               2,032,263              2,101,711             1,619,896
                                                          -------------------     ------------------     -----------------
INCOME (LOSS) BEFORE PARTNERSHIP'S SHARE
   OF UNCONSOLIDATED JOINT VENTURE LOSSES                             71,487               (114,312)               90,959
                                                          -------------------     ------------------     -----------------
PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE LOSSES (Note 5)                                    (855,349)              (354,765)             (694,095)
                                                          -------------------     ------------------     -----------------
LOSS BEFORE EXTRAORDINARY GAIN                                      (783,862)              (469,077)             (603,136)

EXTRAORDINARY GAIN ON EXTINGUISHMENT
   OF DEBT (Note 6)                                                        0              1,200,381                     0
                                                          -------------------     ------------------     -----------------
(LOSS) INCOME BEFORE MINORITY INTEREST'S
   SHARE OF CONSOLIDATED JOINT VENTURE
   (INCOME) LOSS                                                    (783,862)               731,304              (603,136)
                                                          -------------------     ------------------     -----------------
MINORITY INTEREST'S SHARE OF CONSOLIDATED
   JOINT VENTURE (INCOME) LOSS FROM
   CONTINUING OPERATIONS                                              (7,906)               102,787                     0

MINORITY INTEREST'S SHARE OF CONSOLIDATED
   JOINT VENTURE EXTRAORDINARY GAIN                                        0               (516,644)                    0
                                                          -------------------     ------------------     -----------------
NET (LOSS) INCOME                                                 $ (791,768)             $ 317,447            $ (603,136)
                                                          ===================     ==================     =================

                             SEE ACCOMPANYING NOTES

                    SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                       (A California General Partnership)

         CONSOLIDATED STATEMENTS OF CHANGES IN GENERAL PARTNERS' EQUITY
              For the Years Ended December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------

                                                                                   General Partners
                                                            ----------------------------------------------------------------

                                                              Sierra Pacific            Sierra Pacific
                                                               Development                  Pension
                                                                 Fund II                 Investors '84           Total
                                                            -------------------     ----------------------------------------
General Partners' equity - January 1, 1995                $          4,866,458    $         4,675,616    $        9,542,074
Net loss                                                              (307,600)              (295,536)             (603,136)
Contributions                                                          768,258              1,275,036             2,043,294
Distributions                                                         (810,009)            (1,315,150)           (2,125,159)
                                                            -------------------     ------------------     -----------------

General Partners' equity - December 31, 1995                         4,517,107              4,339,966             8,857,073
Net income                                                             161,898                155,549               317,447
                                                            -------------------     ------------------     -----------------

General Partners' equity - December 31, 1996                         4,679,005              4,495,515             9,174,520
Transfer of advances                                                   155,590              1,311,300             1,466,890
Net loss                                                              (284,878)              (506,890)             (791,768)
Contributions                                                          293,000              1,551,843             1,844,843
Distributions                                                       (1,580,800)              (247,800)           (1,828,600)
                                                            -------------------     ------------------     -----------------

General Partners' equity - December 31, 1997              $          3,261,917     $        6,603,968      $      9,865,885
                                                            ===================     ==================     =================




                             SEE ACCOMPANYING NOTES

                    SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                       (A California General Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1997, 1996 and 1995

-----------------------------------------------------------------------------------------------------------------------------------

                                                                          1997                    1996                  1995
                                                                   -------------------     ------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                        $ (791,768)             $ 317,447            $ (603,136)
  Adjustments to reconcile net (loss) income
  to cash provided by (used in) operating activities:
    Depreciation and amortization                                             825,911                813,359               586,602
    Gain from extinguishment of debt                                                0             (1,200,381)                    0
    Undistributed losses of
      unconsolidated joint ventures                                           855,349                354,765               694,095
    Minority interest in consolidated
       joint venture income                                                     7,906                413,857                     0
    Increase in rent receivable                                              (100,191)              (164,870)              (97,228)
    Increase in other receivables                                            (168,779)               (70,286)              (98,955)
    Decrease (increase) in other assets                                        55,566               (293,798)             (592,548)
    (Decrease) increase in accrued and other liabilities                      (35,663)                12,579               (26,419)
                                                                   -------------------     ------------------     -----------------
  Net cash provided by (used in) operating activities                         648,331                182,672              (137,589)
                                                                   -------------------     ------------------     -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions                                          (231,484)              (745,134)              (45,552)
    Capital contributions to
      unconsolidated joint ventures                                        (2,315,041)              (824,400)           (1,972,826)
    Distributions received from unconsolidated
      joint ventures                                                        2,439,098                731,500               488,566
                                                                   -------------------     ------------------     -----------------
  Net cash used in investing activities                                      (107,427)              (838,034)           (1,529,812)
                                                                   -------------------     ------------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loans to affiliates                                                             0                 (4,771)             (142,801)
    Repayments of loans to affiliates                                               0                142,801                     0
    Borrowings from affiliates                                                      0                166,890             1,300,000
    Capital contributions from General Partners                             1,844,843                      0             2,043,295
    Cash distributions                                                     (1,828,600)                     0            (2,125,160)
    Principal proceeds from notes payable                                           0                      0             5,500,000
    Principal payments on notes payable                                      (339,460)              (992,832)           (3,612,225)
                                                                   -------------------     ------------------     -----------------
  Net cash (used in) provided by financing activities                        (323,217)              (687,912)            2,963,109
                                                                   -------------------     ------------------     -----------------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                       217,687             (1,343,274)            1,295,708

CASH AND CASH EQUIVALENTS - Beginning of year                                  26,721              1,369,995                29,312
                                                                   -------------------     ------------------     -----------------
CASH AND CASH EQUIVALENTS - End of year                                     $ 244,408               $ 26,721            $1,325,020
                                                                   ===================     ==================     =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the year for interest                                    $ 470,608              $ 580,906             $ 399,521
                                                                   ===================     ==================     =================

In 1997, $338,020 of interest receivable was added to the principal balance of the related note receivable from affiliate. This transaction is a noncash item not reflected in the above statement of cash flows.

                             See Accompanying Notes

                    SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Sierra Mira Mesa Partners ("SMMP"), a California general partnership, was formed in 1985 between Sierra Pacific Development Fund II ("SPDFII") and Sierra Pacific Pension Investors '84 ("SPPI'84") to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. The property contains 89,560 square feet and is 98% leased at December 31, 1997.

Per the terms of the partnership agreement, SPDFII and SPPI'84 shared in earnings, contributions and distributions in a ratio of 51% to 49%, respectively. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. As a result, the sharing ratio in effect for 1997 was 45.58% for SPDFII and 54.42% for SPPI'84. In conjunction with this amendment, the general partners forgave the December 31, 1996 balances of advances due from SMMP and included these amounts as adjustments to their respective equity accounts. The sharing ratio effective January 1, 1998 will be adjusted to 33.74% for SPDFII and 66.26% for SPPI'84.

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

SMMP also holds investments in other industrial/commercial properties through its investments in unconsolidated joint ventures. Refer to Note 5 for additional information.

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

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned joint venture as of December 31, 1997. Sorrento I Partners was accounted for under the equity method in 1995. The financial statements of SMMP for 1995 have not been restated as the consolidation was accounted for as a step acquisition in accordance with Accounting Research Bulletin No. 51, "Consolidated Financial Statements". All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid, short-term investments with original maturities of three months or less.

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page two

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Partnership at December 31, 1997 and 1996 consist of cash and cash equivalents, receivables, due from affiliates, accounts payable and notes payable. The fair value of cash and cash equivalents, receivables and accounts payable approximate the carrying value due to the short term nature of these items. In the opinion of management, the fair value of the notes payable approximates the carrying value as the interest rate is based on market rates at December 31, 1997. Management was unable to determine the fair value of the amounts due from affiliates due to the related party nature of this receivable.

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

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1997. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

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

Rent receivable consists of (a) unbilled rent - the difference between rent recognized on the straight-line method and actual cash due; (b) billed rent - rent due but not yet received.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the FASB also issued SFAS No. 129, Disclosure of Information about Capital Structure, which establishes standards for disclosing information about an entity's capital structure. SFAS No. 129 was effective for periods ending after December 15, 1997. The adoption of SFAS No. 129 did not impact the Partnership's capital structure disclosures as the Partnership was already in compliance with this SFAS.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and related information in interim and annual financial statements. SFAS No. 131 will not impact the Partnership's financial statements as it reports as a single segment. SFAS Nos. 130 and 131 are effective for periods beginning after December 15, 1997. Management is evaluating what, if any, additional disclosures may be required upon the implementation of SFAS No. 130.

2.   DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 1997 and 1996, is as follows:

                                                      1997           1996
                                                   ------------   -----------
Other assets:
   Prepaid expenses                               $     20,800   $    24,066
   Deferred loan costs, net of accumulated
     amortization of $202,307 in 1997
     and $153,009 in 1996                              157,889       207,187
   Deferred leasing costs, net of accumulated
     amortization of $871,903 in 1997 and
     $689,001 in 1996                                  609,019       782,199
   Tax impounds                                         23,288        28,936
   Tenant improvement reserves                          20,354        76,727
                                                   ------------   -----------
                                                  $    831,350   $ 1,119,115
                                                   ============   ===========
Accrued and other liabilities:

   Accounts payable                               $     38,666   $    56,711
   Security deposits                                     5,999         2,761
   Accrued expenses                                      2,073        16,125
   Interest payable                                     22,027        28,831
                                                   ------------   -----------
                                                  $     68,765   $   104,428
                                                   ============   ===========

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page four

3. GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of TCP, Inc. was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). TCP, Inc. owns all of the common stock of S-P Properties, Inc., the General Partner of the Partnership. CMC continued to manage the affairs of the Partnership through March 31, 1995.

An affiliate of S-P Properties, Inc. receives a management fee of 5.5% of the gross rental income collected from the property. This fee amounted to $101,558, $93,780 and $53,392, respectively, for the years ended December 31, 1997, 1996 and 1995. This fee was recorded as part of the operating expenses of the property.

SMMP reimburses an affiliate of S-P Properties, Inc. for expenses incurred by the affiliate for services provided to SMMP such as accounting, data processing and similar services. The affiliate was reimbursed $104,580, $101,142 and $51,201, respectively, for such services for the years ended December 31, 1997, 1996 and 1995. Additionally, SMMP reimbursed an affiliate for construction supervision costs incurred by the affiliate. For the years ended December 31, 1997, 1996 and 1995, the affiliate received $11,154, $48,205 and $3,374, respectively, for tenant improvements supervisory costs.

In consideration for services rendered with respect to initial leasing of SMMP's property, an affiliate of S-P Properties, Inc. is paid initial leasing costs. For the years ended December 31, 1997 and 1996, these fees amounted to $3,656 and $65,120, respectively, and were recorded as deferred leasing costs. No such costs were incurred in 1995.

During 1993, SMMP loaned funds to a former affiliate of S-P Properties, Inc. in the form of demand notes. Such liabilities were assumed by Finance Factors, Inc. which acquired S-P Properties, Inc. as of December 30, 1994. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc. who has assumed the note. The annual interest rate of the loans was variable at bank prime plus 2-1/4% - 3% with a minimum rate of 9%. The loans totaled $2,360,000 at December 31, 1993 and were reduced to $1,687,787 at December 31, 1994. This loan was amended effective January 1, 1995 fixing the interest rate at 10%. On December 31, 1997, interest receivable of $338,020 was added to the principal balance of the loan. No interest related to this loan was due to the Partnership at December 31, 1997. Interest receivable was $169,241 at December 31, 1996. The principal balance outstanding at December 31, 1997 is $2,025,807. The loan is guaranteed by the owners of CGS Real Estate Company, Inc.

During 1995, the Partnership made a short-term, non-interest bearing loan to SPDFII in the amount of $140,000. This loan was repaid in 1996. In 1996, the Partnership received a short-term, non-interest bearing loan from SPDFII in the amount of $155,590. This loan was reclassed to equity in 1997 (See Note 1).

During 1996, the Partnership made a non-interest bearing advance to an affiliate in the amount of $4,771. Repayment is expected in 1998.

During 1995 and 1996, the Partnership received non-interest bearing short-term advances from SPPI'84 of $1,300,000 and $11,300, respectively. These advances were reclassed to equity in 1997 (See Note 1).

Reference is made to Note 6.

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page five

4. INCOME-PRODUCING PROPERTIES

At December 31, 1997 and 1996 the total cost and accumulated depreciation of the properties are as follows:

                                           1997                  1996
                                       -------------         -------------
Land                                 $    3,786,458        $    3,786,458
Building and improvements                 9,926,189            10,482,406
                                       -------------         -------------
           Total                         13,712,647            14,268,864

Accumulated depreciation                 (4,625,842)           (4,819,832)
                                       -------------         -------------
           Net                       $    9,086,805        $    9,449,032
                                       =============         =============

Future minimum base rental income, under the existing operating leases for the Sierra Mira Mesa and Sorrento I properties, to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:

                Year Ending                 Straight-line           Cash
               December 31,                     Basis               Basis
          ------------------------          --------------      --------------
                   1998                   $     1,872,969     $     1,922,487
                   1999                         1,807,666           1,953,335
                   2000                         1,760,152           2,000,177
                   2001                         1,753,768           2,084,968
                   2002                         1,744,768           2,173,586
                Thereafter                        338,100             417,776
                                            --------------      --------------
                   Total                  $     9,277,423     $    10,552,329
                                            ==============      ==============

The Partnership relied on two tenants for 80% of 1997 rental income; 67% is from a state governmental agency associated with workers compensation insurance and 13% is from a tenant in the communications sector.

5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

SMMP holds the following investments accounted for under the equity method at December 31, 1997:

 o a 24.91% equity interest in Sorrento II Partners ("SIIP"), a joint venture formed on October 1, 1993 with Sierra Pacific Institutional Properties V, an affiliate, to develop and operate Sierra Sorrento II, an industrial building located in San Diego, California. SMMP's investment in SIIP as of December 31, 1997 and 1996 is $1,711,297 and $1,078,963, respectively. SMMP's share of the net loss of SIIP for the three years ended December 31, 1997, 1996 and 1995 is $59,066, $61,933 and $51,897, respectively;

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page six

o a 4.96% equity interest in Sierra Creekside Partners ("SCP"), a joint venture formed on February 1, 1994 with Sierra Pacific Development Fund, an affiliate, to develop and operate Sierra Creekside, a commercial office building in San Ramon, California. SMMP's investment in SCP as of December 31, 1997 and 1996 is $25,510 and $(102,995), respectively. SMMP's share of the net loss of SCP for the three years ended December 31, 1997, 1996 and 1995 is $14,995, $70,232 and $96,868, respectively;

o a 47.05% equity interest in Sierra Vista Partners ("SVP"), a joint venture formed on February 1, 1994 with Sierra Pacific Development Fund III, an affiliate, to develop and operate Sierra Vista, an industrial building in Anaheim, California. SMMP's investment in SVP as of December 31, 1997 and 1996 is $56,963 and $1,797,208, respectively. SMMP's share of the net loss of SVP for the three years ended December 31, 1997, 1996 and 1995 is $781,288, $222,600 and $173,375, respectively. The Sierra Vista property was sold in October 1997.

The following is a summary of aggregated financial information for all investments owned by SMMP which are accounted for under the equity method:

                        CONDENSED COMBINED BALANCE SHEETS

                                                    December 31,        December 31,
                                                       1997                1996
                                                    ------------       --------------
ASSETS

Cash and cash equivalents                         $     122,997      $       159,369
Rent receivable                                         549,240              781,284
Due from affiliate                                       47,666               50,681
Income-producing property,
  net of accumulated
  depreciation                                        8,610,352           15,043,645
Other assets                                          1,339,407              732,144
                                                    ------------       --------------

Total Assets                                      $  10,669,662      $    16,767,123
                                                    ============       ==============

LIABILITIES AND GENERAL
  PARTNERS' EQUITY

Accrued and other liabilities                     $     325,087      $       648,328
Note payable                                          1,763,420            5,213,615
                                                    ------------       --------------
Total Liabilities                                     2,088,507            5,861,943
                                                    ------------       --------------
Ground lessors' equity in income-producing
  property                                            3,000,000            3,000,000
                                                    ------------       --------------
General Partners' equity                              5,581,155            7,905,180
                                                    ------------       --------------
Total Liabilities and General Partners' equity    $  10,669,662      $    16,767,123
                                                    ============       ==============

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page seven

                   CONDENSED COMBINED STATEMENTS OF OPERATIONS

                                         FOR THE YEAR ENDED DECEMBER 31,
                                       1997            1996           1995
                                    ------------   -------------  -------------
Revenues:
   Rental income                  $   2,294,859  $    2,474,335 $    2,124,077
   Other income                           9,698          13,968          6,915
                                    ------------   -------------  -------------
                Total revenues        2,304,557       2,488,303      2,130,992
                                    ------------   -------------  -------------
Expenses:
   Operating expenses                 1,755,826       1,788,643      2,009,862
   Depreciation and amortization      1,321,177       1,461,571      1,438,310
   Interest                             459,763         427,967        691,407
                                    ------------   -------------  -------------
                Total expenses        3,536,766       3,678,181      4,139,579
                                    ------------   -------------  -------------
Net loss before disposition of
   property                         (1,232,209)     (1,189,878)    (2,008,587)
                                    ------------   -------------  -------------
Loss from property disposition        (967,764)               0              0
                                    ------------   -------------  -------------
Net loss                          $ (2,199,973)  $  (1,189,878) $  (2,008,587)
                                    ============   =============  =============

6. NOTES PAYABLE

                                                              1997         1996
                                                           -----------  ------------
  Mortgage note payable, due in monthly
  installments with interest at 7.74%,
  collateralized by the real property known as
  Sierra Mira Mesa. This note matures in October 2010.     $5,041,225    $5,262,512

  Mortgage note payable to affiliate, due in
  monthly installments with interest fixed at
  9.34% per annum through October 1998, at which
  time the rate will convert to the one-year
  treasury rate plus 375 basis points. The note is
  collateralized by the real property
  known as Sorrento I.  This note matures in March 2015.      631,827       750,000
                                                           -----------  ------------

                                                           $5,673,052    $6,012,512
                                                           ===========  ============

 CGS Real Estate Company, Inc. ("CGS"), an affiliate of the General Partner, acquired the Sorrento I mortgage note, due in July 1998, and security documents from the bank in May 1996. In connection with the purchase of the bank note and security documents by CGS, the Partnership made a principal payment to the bank of $750,000 and entered into a $750,000 note agreement with CGS (the "CGS Agreement"). The CGS Agreement, collaterized by real and personal property, called for monthly interest payments through December 1996 and monthly principal and interest payments thereafter until maturity on May 31, 2016. The interest rate is fixed at 9.34% per annum for the first year of the note and will thereafter be the one year Treasury rate plus 375 basis points. A pre-payment in the amount of $105,000 was paid in April 1997.

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page eight

At any time upon 120 days written notice to CGS, the Partnership may fully discharge the note by the payment of an amount equal to $750,000 less the aggregate amount of principal paid under the note between the date of the CGS Agreement and the date of payment plus any interest due.

A modification agreement was entered into on September 30, 1997. The interest rate remained fixed at 9.34% through October 1998, at which time the rate will convert to the one-year treasury rate plus 375 basis points. The principal of the note on the effective date was $635,479 and is amortized over a 210-month term until maturity in March 2015. Current payments are $6,154 per month, principal and interest inclusive. The loan balance as of December 31, 1997 was $631,827.

The excess of the net carrying amount of the balance due under the bank note agreement, net of unamortized deferred loan fees, over the balance due under the CGS Agreement was recognized as an extraordinary item in 1996 in the amount of $1,200,381.

Annual maturities under the Sierra Mira Mesa note and the CGS Agreement as of December 31, 1997 are: $254,524 in 1998; $275,206 in 1999; $297,573 in 2000;
$321,763 in 2001; $347,924 in 2002; and $4,176,062 thereafter.

                               SORRENTO I PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                          AUDITED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sorrento I Partners

We have audited the accompanying balance sheets of Sorrento I Partners, a California general partnership, (the "Partnership") as of December 31, 1997 and 1996, and the related statements of operations, changes in general partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sorrento I Partners as of December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
March 13, 1998

                               SORRENTO I PARTNERS
                       (A California General Partnership)

                                 BALANCE SHEETS
                           December 31, 1997 and 1996
--------------------------------------------------------------------------------

                                                           December 31,          December 31,
                                                               1997                  1996
                                                         ------------------   ----------------
ASSETS

Cash and cash equivalents                                          $ 3,675           $ 20,362
Receivables:
   Unbilled rent (Notes 1 and 4)                                    34,906             13,962
   Other                                                            14,301             14,162
Due from affiliates (Note 3)                                         4,770              4,770
Income-producing property - net of accumulated
   depreciation of $537,812 in 1997 and
   $1,170,370 in 1996 (Notes 1, 4 and 5)                         2,439,688          2,541,614
Other assets (Notes 1 and 2)                                       137,926            171,776
                                                         ------------------   ----------------

Total Assets                                                   $ 2,635,266        $ 2,766,646
                                                         ==================   ================

LIABILITIES AND GENERAL PARTNERS' EQUITY

Accrued and other liabilities (Note 2)                            $ 16,124           $ 24,393
Note payable to affiliate (Note 5)                                 631,827            750,000
                                                         ------------------     --------------
Total Liabilities                                                  647,951            774,393
                                                         ------------------     --------------
General Partners' equity (Notes 1 and 6)                         1,987,315          1,992,253
                                                         ------------------     --------------
Total Liabilities and General Partners' equity                 $ 2,635,266        $ 2,766,646
                                                         ==================     ==============

                             See Accompanying Notes

                               SORRENTO I PARTNERS
                       (A California General Partnership)

                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------

                                                   1997                   1996                    1995
                                            -------------------     ------------------     -------------------
Revenues:
   Rental income (Note 1)                            $ 283,635              $ 189,177                     $ 0
   Other income                                          9,404                      0                       0
                                            -------------------     ------------------     -------------------
         Total revenues                                293,039                189,177                       0
                                            -------------------     ------------------     -------------------
Expenses:
   Operating expenses:
   Depreciation and amortization                       127,662                149,618                 136,089
   Property taxes and insurance                          2,847                 22,068                  39,208
   Administrative fees (Note 3)                         34,860                 33,714                  40,354
   Maintenance and repairs                                  49                 24,458                  31,500
   Management fees (Note 3)                             15,762                 13,003                       0
   Utilities                                                 0                  7,062                  16,175
   Legal and accounting                                 22,803                 18,216                  26,090
   General and administrative                            5,677                  4,362                  29,041
   Salaries and payroll taxes                                0                      0                   1,561
   Renting expenses                                          0                  3,300                       0
   Other operating expenses                              1,894                  7,614                   8,980
                                            -------------------     ------------------     -------------------
         Total operating expenses                       211,554                283,415                 328,998

   Interest                                             63,123                144,646                 310,575
                                            -------------------     ------------------     -------------------
         Total expenses                                274,677                428,061                 639,573
                                            -------------------     ------------------     -------------------
INCOME (LOSS) BEFORE EXTRAORDINARY
  GAIN                                                  18,362               (238,884)               (639,573)
                                            -------------------     ------------------     -------------------
EXTRAORDINARY GAIN ON EXTINGUISHMENT
  OF DEBT (NOTE 5)                                           0              1,200,381                       0
                                            -------------------     ------------------     -------------------
NET INCOME (LOSS)                                     $ 18,362              $ 961,497              $ (639,573)
                                            ===================     ==================     ===================

                             See Accompanying Notes

                               SORRENTO I PARTNERS
                       (A California General Partnership)

           STATEMENTS OF CHANGES IN GENERAL PARTNERS' EQUITY (DEFICIT)
              For the Years Ended December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------

                                                                                                  General Partners
                                                                  --------------------------------------------------------------

                                                                    Sierra Pacific                Sierra
                                                                     Development                 Mira Mesa
                                                                       Fund III                  Partners                Total
                                                                  -------------------     --------------------------------------
General Partners' equity (deficit) - January 1, 1995           $            (490,699)  $            145,586   $        (345,113)
Net loss                                                                    (264,847)              (374,726)           (639,573)
Contributions                                                                      0                500,242             500,242
                                                                  -------------------     ------------------    ----------------
General Partners' equity (deficit) - December 31, 1995                      (755,546)               271,102            (484,444)
Net income                                                                   413,857                547,640             961,497
Contributions                                                                      0              1,551,100           1,551,100
Distributions                                                                      0                (35,900)            (35,900)
                                                                  -------------------     ------------------    ----------------
General Partners' equity (deficit) - December 31, 1996                      (341,689)             2,333,942           1,992,253
Net income                                                                     7,906                 10,456              18,362
Contributions                                                                      0                141,000             141,000
Distributions                                                                      0               (164,300)           (164,300)
                                                                  -------------------     ------------------    ----------------
General Partners' equity (deficit) - December 31, 1997         $            (333,783)    $        2,321,098   $       1,987,315
                                                                  ===================     ==================    ================

                             See Accompanying Notes

                               SORRENTO I PARTNERS
                       (A California General Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------

                                                                  1997                    1996                   1995
                                                              ----------------     ------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  $ 18,362              $ 961,497          $ (639,573)
  Adjustments to reconcile net income (loss)
  to cash used in operating activities:
    Gain from extinguishment of debt                                        0             (1,200,381)                  0
    Depreciation and amortization                                     127,662                149,618             136,089
    (Increase) decrease in rent receivable                            (20,944)               (13,962)              5,880
    Increase in other receivables                                        (139)               (14,162)                  0
    Decrease (increase) in other assets                                 8,114               (178,536)             (7,849)
    (Decrease) increase in accrued and other liabilities               (8,269)                (4,511)             74,411
                                                              ----------------     ------------------   -----------------
  Net cash provided by (used in) operating activities                 124,786               (300,437)           (431,042)
                                                              ----------------     ------------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions                                         0               (446,630)                  0
                                                              ----------------     ------------------   -----------------
  Net cash used in investing activities                                     0               (446,630)                  0
                                                              ----------------     ------------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments to affiliates                                                  0                 (4,770)                  0
    Contributions by the General Partners                             141,000              1,551,100             500,242
    Distributions to the General Partners                            (164,300)               (35,900)                  0
    Principal payments on note payable                               (118,173)              (787,976)            (33,856)
                                                              ----------------     ------------------   -----------------
  Net cash (used in) provided by financing activities                (141,473)               722,454             466,386
                                                              ----------------     ------------------   -----------------
NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                               (16,687)               (24,613)             35,344

CASH AND CASH EQUIVALENTS - Beginning of period                        20,362                 44,975               9,631
                                                              ----------------     ------------------   -----------------
CASH AND CASH EQUIVALENTS - End of period                             $ 3,675               $ 20,362            $ 44,975
                                                              ================     ==================   =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

  Cash paid during the period for interest                            $ 68,961           $ 164,898              $ 223,811
                                                              ================     ==================   =================

During 1996, Sorrento I exercised a discounted payoff option on its notes payable that resulted in a $1,200,381 extraordinary gain. During 1995, accrued interest was added to the note payable principal balance in the amount of $85,709. These are noncash transactions not reflected in the above statements of cash flows.

                             See Accompanying Notes

                               SORRENTO I PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Sorrento I Partners ("SIP") was formed as a California general partnership on April 1, 1993 between Sierra Mira Mesa Partners ("SMMP") and Sierra Pacific Development Fund III ("SPDFIII") to develop and operate the real property known as Sorrento I, an industrial building, located in San Diego, California. The property contains 43,100 square feet and is located adjacent to Sierra Mira Mesa office building, which is owned and operated by Sierra Mira Mesa Partners. In 1993, SMMP contributed cash of $383,836 ($443,836, net, through 31, 1994) for a 55.03% interest and SPDFIII contributed the property and all associated encumbrances for a 44.97% interest in SIP. During 1995, 1996 and 1997, SMMP contributed an additional $500,242, $1,551,100 and $141,000 and received distributions amounting to $0, $35,900 and $164,300 respectively. The partnership agreement calls for a recalculation of the percentage ownership interest each year on January 1st to account for the Partner's aggregate capital contributions and distributions since inception through the prior year. Accordingly, as of January 1, 1995, 1996 and 1997 SPDFIII's interest in SIP was changed to 41.41%, 24.94% and 11.31%, respectively. On January 1, 1998, SPDFIII's interest will be increased to 11.41% and SMMP's interest will be reduced to 88.59% to reflect the 1997 contributions and distributions.

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

BASIS OF FINANCIAL STATEMENTS

SIP maintains its books and prepares its financial statements in accordance with generally accepted accounting principles. However, SIP prepares its tax returns on the accrual basis of accounting as defined by the Internal Revenue Code with adjustments to reconcile book and taxable income (loss) for differences in the treatment of certain income and expense items. The accompanying financial statements do not reflect any provision for federal or state income taxes since such taxes are the obligation of the individual partners.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of SIP at December 31, 1997 and 1996 consist of cash and cash equivalents, receivables, due from affiliates, accounts payable and note payable. The fair value of cash and cash equivalents, receivables and accounts payable approximates the carrying value due to the short term nature of these items. In the opinion of management, the fair value of the note payable approximates the carrying value based on market rates at December 31, 1997. The fair value of the amounts due from affiliates can not be determined due to the related party nature of this receivable.

Sorrento I Partners
Notes to Financial Statements
Page two

INCOME-PRODUCING PROPERTIES

Property and tenant improvements are carried at cost and depreciated on the straight-line method over the estimated lives of the related assets, ranging from seven to thirty years. Tenant improvements incurred at the initial leasing of the property are depreciated over ten years and tenant improvements incurred at the re-leasing of the property are depreciated over the life of the related lease.

Expenditures for repairs and maintenance are charged against income as incurred. Improvements and major renewals are capitalized. Costs and the related accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal or when fully depreciated and any resulting gain or loss is reflected in income or deferred income as appropriate.

SIP employs a systematic approach in determining whether the value of income-producing property has been impaired. Prior to 1995, a provision for loss on a property was established if the appraised value of the property declined below its book value due to what the General Partner believed to be an other than temporary condition. A complete appraisal was performed on the property as of December 31 each year.

Effective January 1, 1995, SIP implemented Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement"). SIP regularly evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Future cash flows are estimated and compared to the carrying amount of the asset to determine if an impairment has occurred. If the sum of the expected future cash flows is less than the carrying amount of the asset, SIP shall recognize an impairment loss in accordance with the Statement. No provision was required due to the implementation of this Statement.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1997. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. SIP may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

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

Rent receivable consists of (a) unbilled rent - the difference between rent recognized on the straight-line method and actual cash due; an (b) billed rent - rent due but not yet received.

Sorrento I Partners
Notes to Financial Statements
Page three

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the FASB also issued SFAS No. 129, Disclosure of Information about Capital Structure, which establishes standards for disclosing information about an entity's capital structure. SFAS No. 129 was effective for periods ending after December 15, 1997. The adoption of SFAS No. 129 did not impact the Partnership's capital structure disclosures as the Partnership was already in compliance with this SFAS.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and related information in interim and annual financial statements. SFAS No. 131 will not impact the Partnership's financial statements as it reports as a single segment. SFAS Nos. 130 and 131 are effective for periods beginning after December 15, 1997. Management is evaluating what, if any, additional disclosures may be required upon the implementation of SFAS No. 130.

2.       DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 1997 and 1996 is as follows:

                                                                   1997              1996
                                                               -------------     -------------
Other assets:
     Prepaid expenses                                       $             0   $         2,597
     Deferred loan costs, net of accumulated
          amortization of $77 in 1997 and $26 in 1996                   940               991
     Deferred leasing costs, net of accumulated
          amortization of $42,506 in 1997 and $16,822 in
          1996                                                      136,986           162,671
     Tax impounds                                                         0             5,517
     Deposits                                                             0                 0
                                                               =============     =============
                                                            $       137,926   $       171,776
                                                               =============     =============
Accrued and other liabilities:
     Accounts payable                                       $        16,124   $        18,555
     Interest payable                                                     0             5,838
                                                               =============     =============
                                                            $        16,124   $        24,393
                                                               =============     =============

3.      GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of TCP, Inc. was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). TCP, Inc. owns all of the common stock of S-P Properties, Inc., the General Partner of the Partnership. CMC continued to manage the affairs of SIP through March 31, 1995.

An affiliate of the General Partner may receive a management fee of 6% of the gross rental income collected from the property. Management fees paid to affiliates for the years ended December 31, 1997 and 1996 were $15,762 and $13,003 respectively. No such costs were incurred in 1995.

Sorrento I Partners
Notes to Financial Statements
Page four

SIP reimburses an affiliate of S-P Properties, Inc. for expenses incurred by the affiliate for services provided to SIP such as accounting, data processing and similar services. The affiliate was reimbursed $34,860, $33,714 and $31,001, respectively, for such services for the years ended December 31, 1997, 1996 and 1995. Additionally, SIP reimbursed an affiliate for construction supervision costs incurred by the affiliate. For the years ended December 31, 1997, 1996 and 1995 the affiliate received $0, $33,084 and $0, respectively, for tenant improvements supervisory costs.

In consideration for services rendered with respect to initial leasing of SIP's property, an affiliate of S-P Properties, Inc. is paid initial leasing costs. For the years ended December 31, 1997, 1996 and 1995 these fees amounted to $0, $59,563 and $0, respectively, and were recorded as deferred leasing costs.

During 1996, SIP made a non-interest bearing advance to an affiliate in the amount of $4,770. Repayment is expected in 1998.

Reference is made to Note 5.

4.      INCOME-PRODUCING PROPERTIES

At December 31, 1997 and 1996 the total cost and accumulated depreciation of the property are as follows:

                                           1997                  1996
                                       -------------         -------------
Land                                 $    1,305,518        $    1,305,518
Building and improvements                 1,671,982             2,406,466
                                       -------------         -------------
           Total                          2,977,500             3,711,984

Accumulated depreciation                  (537,812)           (1,170,370)
                                       -------------         -------------
           Net                       $    2,439,688        $    2,541,614
                                       =============         =============

During 1997 and 1996, SIP removed $734,484 and $10,780, respectively, from its building and improvements and related accumulated depreciation accounts for fully depreciated property.

Sorrento I Partners
Notes to Financial Statements
Page five

Future minimum base rental income to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:

            Year
           Ending                      Straight-line             Cash
        December 31,                      Basis                 Basis
------------------------------         -------------         -------------
            1998                    $       283,635       $       273,196
            1999                            283,635               278,448
            2000                            283,635               289,584
            2001                            283,635               295,152
            2002                            283,635               306,960
         Thereafter                          94,547               104,288
                                       -------------         -------------
            Total                   $     1,512,722       $     1,547,628
                                       =============         =============

SIP relied on one tenant for 100% of 1997 and 1996 rental income. The lease agreement requires the tenant to pay expenses such as utilities, insurance and property taxes related to the property. The principal business of the tenant is research and development in the communications sector.

5. NOTE PAYABLE

SIP had a non-recourse bank note payable with an original principal balance of $3,000,000 collateralized by real and personal property. The annual interest rate of the note was variable at bank prime plus 2-1/2% with a minimum rate of 9% and maximum rate of 15-1/2%. The original maturity of the note was July 1998 and the note included a discounted payoff option of $1,500,000.

CGS Real Estate Company, Inc. ("CGS"), an affiliate of the General Partner, acquired the note and security documents from the bank in May 1996. In connection with the purchase of the bank note and security documents by CGS, SIP made a principal payment to the bank of $750,000 and entered into a $750,000 note agreement with CGS (the "CGS Agreement"). The CGS Agreement, collaterized by real and personal property, called for monthly interest payments through December 1996 and monthly principal and interest payments thereafter until maturity on May 31, 2016. The interest rate is fixed at 9.34% per annum for the first year of the note and will thereafter be the one-year Treasury rate plus 375 basis points. A pre-payment in the amount of $105,000 was paid in April 1997.

A modification agreement was entered into on September 30, 1997. The interest rate remained fixed at 9.34% through October 1998, at which time the rate will convert to the one-year treasury rate plus 375 basis points. The note is amortized over a 210-month term and current payments are $6,154 per month, principal and interest inclusive until maturity in March 2015. The loan balance as of December 31, 1997 was $631,827.

At any time upon 120 days written notice to CGS, SIP may fully discharge the note by the payment of an amount equal to $750,000 less the aggregate amount of principal paid under the note between the date of the CGS Agreement and the date of payment plus any interest due.

The excess of the net carrying amount of the balance due under the bank note agreement, net of unamortized deferred loan fees, over the balance due under the CGS Agreement was recognized as an extraordinary item in 1996 in the amount of $1,200,381.

Annual maturities under the CGS Agreement as of December 31, 1997 are: $15,489 in 1998; $16,999 in 1999; $18,657 in 2000; $20,476 in 2001; $22,472 in 2002; and
$537,734 thereafter.

Sorrento I Partners
Notes to Financial Statements
Page six

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

                    EXECUTIVE OFFICERS OF THE GENERAL PARTNER

The Executive Officers of S-P Properties, Inc., the General Partner are as follows:

NAME                                     POSITION
----                                     --------
Thomas N. Thurber                        President and Director

Dawson L. Davenport                      Vice President

Steven M. Speier                         Secretary/Treasurer and
                                         Director

William J. Carden                        Assistant Secretary/
                                         Treasurer and Director

The 10-K Report sent to the Securities and Exchange Commission contains additional information on the partnership's operations and is available to Limited Partners upon request.