Form 10-Q
period 1998-03-31
SIERRA PACIFIC PENSION INVESTORS 84
filed 1998-05-12
CIK 747729

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter ended                                  March 31, 1998
                            ----------------------------------------------------
Commission file number                                0-14269
                            ----------------------------------------------------


                      SIERRA PACIFIC PENSION INVESTORS `84
                             (A LIMITED PARTNERSHIP)

            State of California                        33-0043952
---------------------------------------- ---------------------------------------
      (State or other jurisdiction of    (I.R.S. Employer Identification Number)
      incorporation or organization)

        5850 San Felipe, Suite 450
              Houston, Texas                                     77057
--------------------------------------------    --------------------------------
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number,
including area code:                                     (713) 706-6271
                                     -------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No__.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                           Page
                                                                          NUMBER

Balance Sheets - March 31, 1998 and December 31, 1997                       4


Statements of Operations - For the Three Months Ended March 31, 1998 and
1997                                                                        5

Statements of Changes in Partners' Equity - From June 5, 1984 (inception of the Partnership) to December 31, 1997 and for the Three Months Ended
March 31, 1998                                                              6

Statements of Cash Flows - for the Three Months Ended March 31, 1998 and
1997                                                                        7

Notes to Financial Statements                                               8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

(a)            OVERVIEW

The following discussion should be read in conjunction with the Partnership's Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns one property, Sierra Valencia. In addition, the Partnership holds a 66.26% interest in Sierra Mira Mesa Partners ("SMMP").

(b)            RESULTS OF OPERATIONS

Rental income for the first three months of the year decreased by $4,000, or 3%, when compared to the corresponding period in the prior year. This decrease was principally the result of billing credits given to tenants in March 1998 due to common area maintenance fees being lower than anticipated in the prior year. The Property was 100% occupied at March 31, 1998.

Operating expenses for the three months ended March 31, 1998 increased by $44,000, in comparison to the corresponding period in the prior year, principally due to data processing and accounting and auditing costs incurred during the quarter. Similar costs were accrued in the second quarter in the prior year.

Depreciation and amortization expenses for the three months ended March 31, 1998 increased by $8,000, or 12%, when compared to the corresponding period in 1997, primarily due to additional capitalized tenant improvements and loan costs.

The Partnership recognized interest expense in the amount of $38,000 for the three months ended March 31, 1998. Two loan agreements were entered into by the Partnership in the prior year. The loans are secured by the Sierra Valencia property. The Property was previously unencumbered.

The Partnership's share of income (loss) from investment in SMMP was $81,000 for the three months ended March 31, 1998 compared to ($66,000) for the same period in the 1997. The Partnership overstated its share of unconsolidated joint venture loss $76,000 in the prior year. An adjustment was recorded in 1998. Further, SMMP generated income during the quarter primarily due to a decrease in its share of loss from Sierra Vista Partners, which owned the Sierra Vista property. The Sierra Vista property was sold in October 1997.

(c)            LIQUIDITY AND CAPITAL

During 1997, the Partnership entered into two loan agreements totaling $1,604,000. The loans are secured by the Sierra Valencia property. The proceeds of these loans were primarily used to satisfy the liquidity requirements of SMMP.

As of March 31, 1998, the Partnership is in an illiquid position. Total cash and billed receivables amount to $17,000 compared to $157,000 of accrued and other liabilities. The Partnership anticipates cash required to meet debt obligations and for the construction of new tenant space will be funded from the operations of the Property.

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A Limited Partnership)

                                 BALANCE SHEETS
                      March 31, 1998 and December 31, 1997




                                                          March 31, December 31,
                                                            1998        1997
                                                        -----------  -----------
ASSETS

Cash and cash equivalents ............................  $    16,978  $    27,154
Receivables:
   Note receivable, net of deferred gain of $215,786 .    2,005,498    2,005,498
   Unbilled rent .....................................       44,330       45,846
   Billed rent .......................................            0        4,186
   Other .............................................       55,532            0
Due from affiliates ..................................       14,466       47,466
Income-producing property - net of
  accumulated depreciation and valuation
  allowance of $3,604,663 and $3,557,364,
  respectively .......................................    1,321,507    1,372,623
Investment in unconsolidated joint venture ...........    6,800,094    6,720,551
Other assets .........................................      289,437      251,676
                                                        -----------  -----------

Total Assets .........................................  $10,547,842  $10,475,000
                                                        ===========  ===========

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ........................  $   157,324  $   108,044
Notes payable ........................................    1,543,234  $ 1,562,134
                                                        -----------  -----------

Total Liabilities ....................................    1,700,558    1,670,178
                                                        -----------  -----------

Partners' equity:
  General Partner ....................................            0            0
  Limited Partners:
    80,000 units authorized,
    77,000 issued and outstanding ....................    8,847,284    8,804,822
                                                        -----------  -----------

Total Partners' equity ...............................    8,847,284    8,804,822
                                                        -----------  -----------

Total Liabilities and Partners' equity ...............  $10,547,842  $10,475,000
                                                        ===========  ===========


                                    Unaudited
                             See Accompanying Notes

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1998 and 1997


                                                           1998          1997
                                                        ---------     ---------

REVENUES:
  Rental income ....................................    $ 121,168     $ 125,337
  Interest income ..................................       55,534        48,457
                                                        ---------     ---------

           Total revenues ..........................      176,702       173,794
                                                        ---------     ---------

EXPENSES:
  Operating expenses ...............................      112,319        68,115
  Depreciation and amortization ....................       64,343        55,921
  Interest expense .................................       38,127         1,804
                                                        ---------     ---------

           Total costs and expenses ................      214,789       125,840
                                                        ---------     ---------

(LOSS) INCOME BEFORE PARTNERSHIP'S
  SHARE OF JOINT VENTURE INCOME (LOSS) .............      (38,087)       47,954

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
  JOINT VENTURE INCOME (LOSS) ......................       80,549       (66,499)
                                                        ---------     ---------

NET INCOME (LOSS) ..................................    $  42,462     $ (18,545)
                                                        =========     =========

Net income (loss) per limited partnership unit .....    $    0.55     $   (0.24)
                                                        =========     =========




                                    Unaudited
                             See Accompanying Notes

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A Limited Partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
        From June 5, 1984 (Inception of Partnership) to December 31, 1997
                  and for the Three Months Ended March 31, 1998

                                            Limited Partners                       Total
                                        ----------------------     General       Partners'
                                         Per Unit    Total         Partner        Equity
                                        --------- ------------  -------------   -----------
Proceeds from sale of
  partnership units .................   $ 250.00  $19,418,250                  $ 19,418,250
Underwriting commissions
  and other organization expenses ...     (37.34)  (2,894,014)                   (2,894,014)
Repurchase of 665 partnership units        (0.03)    (151,621)                     (151,621)
Cumulative net (loss) income
  (to December 31, 1997) ............     (76.85)  (5,917,787)  $    133,334     (5,784,453)
Cumulative distributions
  (to December 31, 1997) ............     (21.43)  (1,650,006)      (133,334)    (1,783,340)
                                         -------   ----------   ------------    -----------

Partners' equity - January 1, 1998        114.35    8,804,822              0      8,804,822
Net income ..........................       0.55       42,462                        42,462
                                         -------   ----------   ------------    -----------

Partners' equity - March 31, 1998 ...   $ 114.90  $ 8,847,284   $          0    $ 8,847,284
                                         =======  ===========   ============    ===========


                                    Unaudited
                             See Accompanying Notes

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1998 and 1997

                                                           1998        1997
                                                        --------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ...........................         $ 42,462   $   (18,545)
  Adjustments to reconcile net income (loss)
  to cash used in operating activities:
    Depreciation and amortization .............           64,343        55,921
    Undistributed (income) loss of
      unconsolidated joint venture ............          (80,549)       66,499
    Decrease in rent receivable ...............            5,702         3,585
    Increase in other receivables .............          (55,532)            0
    Increase in other assets ..................          (49,982)     (160,968)
    Increase in accrued and other liabilites ..           49,280        16,551
                                                        --------   ------------

    Net cash used in operating activities .....          (24,276)      (36,957)
                                                        --------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ...........                0        (5,012)
    Capital contributions to unconsolidated
      joint venture ...........................                0    (1,311,300)
                                                        --------   ------------

    Net cash used in investing activities .....                0    (1,316,312)
                                                        --------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Funding of note payable secured by property                0     1,404,000
    Principal payments on notes payable .......          (18,900)            0
    Repayment of loans to affiliate ...........                0     1,311,300
    Loan from affiliate .......................           33,000             0
    Loan to affiliate .........................                0      (458,000)
                                                        --------   ------------

    Net cash provided by financing activities .           14,100     2,257,300
                                                        --------   ------------

NET DECREASE (INCREASE) IN CASH
   AND CASH EQUIVALENTS .......................          (10,176)      904,031

CASH AND CASH EQUIVALENTS - Beginning of period           27,154        42,060
                                                        --------   ------------

CASH AND CASH EQUIVALENTS - End of period .....         $ 16,978   $   946,091
                                                        ========   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
    Cash paid during the period for interest ..         $ 38,233   $     1,804
                                                        ========   ============



                                    Unaudited
                             See Accompanying Notes

                      SIERRA PACIFIC PENSION INVESTORS `84
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

    ------------------------------------------------------------------------

1.      BASIS OF FINANCIAL STATEMENTS

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at March 31, 1998 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1997.

2.      RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of TCP, Inc. was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). TCP, Inc. owns all of the common stock of S-P Properties, Inc., the General Partner of the Partnership. CMC continued to manage the affairs of the Partnership through June 30, 1995.

Included in the financial statements for the three months ended March 31, 1998 and 1997 are affiliate transactions as follows:

                                                          March 31
                                                  --------------------------
                                                      1998         1997
                                                  ------------- ------------
               Management fees                      $   4,298   $    5,536
               Administrative fees                     16,401       12,810
               Construction supervision fees                0        5,012



3.   INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners ("SMMP") was formed in 1985 between the Partnership and Sierra Pacific Development Fund II ("SPDFII"), an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. The Partnership's initial ownership interest in SMMP was 49%; the remaining 51% was owned by SPDFII. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. At March 31, 1998 the Partnership's interest in SMMP was 66.26%; the remaining 33.74% interest is owned by SPDFII.

                                    UNAUDITED

Sierra Pacific Pension Investors '84
Notes to Financial Statements
Page two

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned California general partnership. Summarized income statement information for SMMP for the three months ended March 31, 1998 and 1997 follows:

                                                           March 31
                                                  ----------------------------
                                                      1998           1997
                                                  -------------- -------------
               Rental income                      $     482,917    $  481,365
               Total revenues                           534,154       523,937
               Operating expenses                       206,776       167,018
               Share of unconsolidated
                 joint venture loss                      57,843       134,559
               Net income (loss)                          5,549      (101,246)




As of March 31, 1998, SMMP holds a 33.55% interest in Sorrento II Partners ("SIIP"), a California general partnership with Sierra Pacific Institutional Properties V formed in 1993; a 9.33% interest in Sierra Creekside Partners ("SCP"), a California general partnership with Sierra Pacific Development Fund formed in 1994; and a 34.51% interest in Sierra Vista Partners ("SVP"), a California general partnership with Sierra Pacific Development Fund III formed in 1994.

Summarized income statement information for these Partnerships, which are accounted for by SMMP under the equity method, for the three months ended March 31, 1998 and 1997 follows:

                                                           SIIP
                                                 --------------------------
                                                         March 31
                                                 --------------------------
                                                     1998         1997
                                                 ------------- ------------
              Rental income                       $   169,808   $  275,936
              Total revenues                          169,808      275,936
              Operating expenses                      104,860       80,271
              Net loss                                136,367       12,056


                                    UNAUDITED

Sierra Pacific Pension Investors '84
Notes to Financial Statements
Page three

                                    SCP                        SVP
                          ------------------------- --------------------------
                                  March 31                  March 31
                          ------------------------- --------------------------
                             1998         1997         1998          1997
                          ------------ ------------ ------------ -------------
Rental income             $   203,881  $   177,225    $       0   $   141,806
Total revenues                203,881      177,225            0       141,806
Operating expenses            125,117      114,522       20,852       111,210
Net loss                       52,473      101,608       20,852       268,897


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

                                SIERRA PACIFIC PENSION INVESTORS `84
                                a Limited Partnership
                                S-P PROPERTIES, INC.
                                General Partner

Date:  MAY 4, 1998              /s/ THOMAS N. THURBER
       -----------              ----------------------------
                                Thomas N. Thurber
                                President and Director

Date:  MAY 4, 1998              /s/ G. ANTHONY EPPOLITO
       -----------              ----------------------------
                                G. Anthony Eppolito
                                Chief Accountant


                                    UNAUDITED
                                       11