Form 10-Q
period 1998-06-30
SIERRA PACIFIC PENSION INVESTORS 84
filed 1998-08-12
CIK 747729

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended                        June 30, 1998
                      ----------------------------------------------------
Commission file
number                                      0-14269
                      ----------------------------------------------------



                      SIERRA PACIFIC PENSION INVESTORS `84
                             (A LIMITED PARTNERSHIP)


        State of California                        33-0043952
-------------------------------------  -----------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification
   incorporation or organization)                   Number)


     5850 San Felipe, Suite 450
           Houston, Texas                            77057
-------------------------------------  -----------------------------------
  (Address of principal executive
              offices)                             (Zip Code)



Registrant's telephone number,
including area code:                              (713) 706-6271
                                  -----------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No__.

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                Page
                                                                 NUMBER
Balance Sheets - June 30, 1998 and December 31, 1997                4

Statements of Operations - For the Six Months Ended
June 30, 1998 and 1997 and for the Three Months Ended
June 30, 1998 and 1997                                              5

Statements of Changes in Partners' Equity - From June
5, 1984 (inception of the Partnership) to December 31,
1997 and for the Six Months Ended June 30, 1998                     6

Statements of Cash Flows - For the Six Months Ended
June 30, 1998 and 1997                                              7

Notes to Financial Statements                                       8


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


(b)         RESULTS OF OPERATIONS

Rental income for the first six months of the year decreased by $3,000, or 1%, when compared to the corresponding period in the prior year, principally due to a decrease in occupancy. One tenant, operating on a month to month tenancy, downsized from 19,832 to 5,515 square feet in the second quarter. A new lease is currently pending for 8,000 square feet of this vacated space. This decrease was partially offset by an increase in common area maintenance fees billed during the second quarter in comparison to the same period in 1997. The Property was 83% occupied at June 30, 1998.

Operating expenses for the six months ended June 30, 1998 decreased by $11,000, or 6%, in comparison to the corresponding period in the prior year, primarily due to a decrease in data processing and administrative costs. Operating expenses for the three months ended June 30, 1998 decreased by $55,000, or 41%, principally due to the accrual of auditing costs in the second quarter in 1997. Similar costs were accrued in the first quarter in 1998. Further, lower data processing, legal and administrative costs were incurred in the second quarter of 1998.

Depreciation and amortization expenses for the six months ended June 30, 1998 increased by $14,000, or 13%, when compared to the corresponding period in 1997, primarily due to additional capitalized tenant improvements and deferred loan costs. Depreciation and amortization expenses for the three months ended June 30, 1998 increased by 6,000, or 10% principally due to the additional capitalized tenant improvements.

The Partnership recognized interest expense in the amount of $75,000 for the six months ended June 30, 1998 in comparison to $39,000 for the same period in the prior year. Two loan agreements were entered into by the Partnership in 1997. The loans are secured by the Sierra Valencia property. The Property was previously unencumbered. Interest expense for the three months ended June 30, 1998 was virtually unchanged when compared to the same period in 1997.

The Partnership's share of income (loss) from investment in SMMP was $125,000 for the six months ended June 30, 1998 compared to ($136,000) for the same period in the prior year. The Partnership overstated its share of unconsolidated joint venture loss $76,000 in the prior year. An adjustment was recorded in 1998. SMMP generated income for the six months and three months ended June 30, 1998. SMMP recorded a loss for the same periods in 1997.

(c)         LIQUIDITY AND CAPITAL

During 1997, the Partnership entered into two loan agreements totaling $1,604,000. The loans are secured by the Sierra Valencia property. The proceeds of these loans were primarily used to satisfy the liquidity requirements of SMMP.

As of June 30, 1998, the Partnership is in an illiquid position with cash of $8,000 and current liabilities of $98,000. The Partnership anticipates cash required to meet debt obligations and for the construction of new tenant space will be funded from the operations of the Property and distributions from SMMP.

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A Limited Partnership)

                                 BALANCE SHEETS
                       June 30, 1998 and December 31, 1997

--------------------------------------------------------------------------------

                                                      June 30, 1998  December 31, 1997
                                                      -------------  -----------------

ASSETS

Cash and cash equivalents ..........................   $     7,985     $    27,154
Receivables:
   Note receivable, net of deferred gain of $215,786     2,005,498       2,005,498
   Unbilled rent ...................................        43,104          45,846
   Billed rent .....................................             0           4,186
   Other ...........................................       111,064               0
Due from affiliate .................................        47,466          47,466
Income-producing property - net of
  accumulated depreciation and valuation
  allowance of $3,640,532 and $3,557,364,
  respectively .....................................     1,291,305       1,372,623
Investment in unconsolidated joint venture .........     6,844,033       6,720,551
Other assets .......................................       258,736         251,676
                                                       -----------     -----------

Total Assets .......................................   $10,609,191     $10,475,000
                                                       ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ......................   $    98,355     $   108,044
Due to affiliate ...................................       108,500               0
Notes payable ......................................     1,524,495       1,562,134
                                                       -----------     -----------

Total Liabilities ..................................     1,731,350       1,670,178
                                                       -----------     -----------

Partners' equity:
  General Partner ..................................             0               0
  Limited Partners:
    80,000 units authorized,
    77,000 issued and outstanding ..................     8,877,841       8,804,822
                                                       -----------     -----------

Total Partners' equity .............................     8,877,841       8,804,822
                                                       -----------     -----------

Total Liabilities and Partners' equity .............   $10,609,191     $10,475,000
                                                       ===========     ===========


                                   Unaudited
                             See Accompanying Notes

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                 For the Six Months Ended June 30, 1998 and 1997
              and for the Three Months Ended June 30, 1998 and 1997

--------------------------------------------------------------------------------

                                                     Six Months Ended       Three Months Ended
                                                         June 30,                 June 30,
                                                 ----------------------    ----------------------
                                                    1998         1997         1998        1997
                                                 ---------    ---------    ---------    ---------
REVENUES:
  Rental income ..............................   $ 230,389    $ 233,209    $ 109,221    $ 107,872
  Interest income ............................     111,069       97,096       55,535       48,639
                                                 ---------    ---------    ---------    ---------

           Total revenues ....................     341,458      330,305      164,756      156,511
                                                 ---------    ---------    ---------    ---------

EXPENSES:
  Operating expenses .........................     190,790      202,023       78,471      133,908
  Depreciation and amortization ..............     128,150      113,763       63,807       57,842
  Interest expense ...........................      74,992       38,600       36,865       36,796
                                                 ---------    ---------    ---------    ---------

           Total costs and expenses ..........     393,932      354,386      179,143      228,546
                                                 ---------    ---------    ---------    ---------

(LOSS) INCOME BEFORE PARTNERSHIP'S
  SHARE OF JOINT VENTURE INCOME (LOSS) .......     (52,474)     (24,081)     (14,387)     (72,035)

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
  JOINT VENTURE INCOME (LOSS) ................     125,493     (135,684)      44,944      (69,185)
                                                 ---------    ---------    ---------    ---------

NET INCOME (LOSS) ............................   $  73,019    $(159,765)   $  30,557    $(141,220)
                                                 =========    =========    =========    =========

Net income (loss) per limited partnership unit   $    0.95    $   (2.07)   $    0.40    $   (1.83)
                                                 =========    =========    =========    =========

                                   Unaudited
                             See Accompanying Notes

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A Limited Partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
        From June 5, 1984 (Inception of Partnership) to December 31, 1997
                   and for the Six Months Ended June 30, 1998

--------------------------------------------------------------------------------

                                                       Limited Partners                                       Total
                                                 ----------------------------           General              Partners'
                                                 Per Unit            Total              Partner               Equity
                                                 --------        ------------         ------------         ------------
Proceeds from sale of
  partnership units .........................    $250.00         $ 19,418,250                              $ 19,418,250
Underwriting commissions
  and other organization expenses ...........     (37.34)          (2,894,014)                               (2,894,014)
Repurchase of 665 partnership units .........      (0.03)            (151,621)                                 (151,621)
Cumulative net (loss) income
  (to December 31, 1997) ....................     (76.85)          (5,917,787)        $    133,334           (5,784,453)
Cumulative distributions
  (to December 31, 1997) ....................     (21.43)          (1,650,006)            (133,334)          (1,783,340)
                                                 -------         ------------         ------------         ------------

Partners' equity - January 1, 1998 ..........     114.35            8,804,822                    0            8,804,822
Net income ..................................       0.95               73,019                                    73,019
                                                 -------         ------------         ------------         ------------

Partners' equity - June 30, 1998 ............    $115.30         $  8,877,841         $          0         $  8,877,841
                                                 =======         ============         ============         ============


                                   Unaudited
                             See Accompanying Notes

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1998 and 1997

--------------------------------------------------------------------------------

                                                               1998          1997
                                                         -------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ...................................   $    73,019    $  (159,765)
  Adjustments to reconcile net income (loss)
  to cash used in operating activities:
    Depreciation and amortization .....................       128,150        113,763
    Undistributed (income) loss of
      unconsolidated joint venture ....................      (125,493)       135,684
    Decrease in rent receivable .......................         6,928          9,938
    Increase in other receivables .....................      (111,064)       (47,838)
    Increase in other assets ..........................       (31,381)      (138,513)
    (Decrease) increase in accrued and other liabilites        (9,689)        21,698
                                                          -----------    -----------

    Net cash used in operating activities .............       (69,530)       (65,033)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ...................       (20,500)        (5,012)
    Capital contributions to unconsolidated
      joint venture ...................................             0     (1,311,300)
                                                          -----------    -----------

    Net cash used in investing activities .............       (20,500)    (1,316,312)
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Funding of note payable secured by property .......             0      1,604,000
    Principal payments on notes payable ...............       (37,639)        (2,051)
    Repayment of loans to affiliate ...................             0      1,311,300
    Loan from affiliate ...............................       108,500     (1,477,843)
    Loan to affiliate .................................             0        (50,000)
                                                          -----------    -----------

    Net cash provided by financing activities .........        70,861      1,385,406
                                                          -----------    -----------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS ...............................       (19,169)         4,061

CASH AND CASH EQUIVALENTS - Beginning of period .......        27,154         42,060
                                                          -----------    -----------

CASH AND CASH EQUIVALENTS - End of period .............   $     7,985    $    46,121
                                                          ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
    Cash paid during the period for interest ..........   $    75,559    $    25,820
                                                          ===========    ===========

                                   Unaudited
                             See Accompanying Notes

                      SIERRA PACIFIC PENSION INVESTORS `84
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
          ----------------------------------------------------------------------

1.    BASIS OF FINANCIAL STATEMENTS

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at June 30, 1998 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1997.

2.    RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of TCP, Inc. was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). TCP, Inc. owns all of the common stock of S-P Properties, Inc., the General Partner of the Partnership. CMC continued to manage the affairs of the Partnership through March 31, 1995.

Included in the financial statements for the six months ended June 30, 1998 and 1997 are affiliate transactions as follows:

                                                June 30
                                         -----------------------
                                            1998       1997
                                         -----------------------
            Management fees               $   8,196  $   10,388
            Administrative fees              30,159      33,378
            Construction supervision
            fees                                  0       5,012



3.     INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners ("SMMP") was formed in 1985 between the Partnership and Sierra Pacific Development Fund II ("SPDFII"), an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. The Partnership's initial ownership interest in SMMP was 49%; the remaining 51% was owned by SPDFII. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. At June 30, 1998 the Partnership's interest in SMMP was 66.26%; the remaining 33.74% interest is owned by SPDFII.

                                   Unaudited

Sierra Pacific Pension Investors '84
Notes to Financial Statements
Page two


The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned California general partnership. Summarized income statement information for SMMP for the six months ended June 30, 1998 and 1997 follows:

                                                 June 30
                                         ------------------------
                                            1998        1997
                                         ------------------------
            Rental income                $   938,391 $   955,585
            Total revenues                 1,040,153   1,040,240
            Operating expenses               378,712     368,729
            Share of unconsolidated
              joint venture loss              63,128     236,476
            Net income (loss)                 74,196   (211,922)



As of June 30, 1998, SMMP holds a 33.55% interest in Sorrento II Partners ("SIIP"), a California general partnership with Sierra Pacific Institutional Properties V formed in 1993; a 9.33% interest in Sierra Creekside Partners ("SCP"), a California general partnership with Sierra Pacific Development Fund formed in 1994; and a 34.51% interest in Sierra Vista Partners ("SVP"), a California general partnership with Sierra Pacific Development Fund III formed in 1994.

Summarized income statement information for these Partnerships, which are accounted for by SMMP under the equity method, for the six months ended June 30, 1998 and 1997 follows:

                                                 SIIP
                                         ----------------------
                                                June 30
                                         ----------------------
                                            1998       1997
                                         ----------------------
           Rental income                 $  351,384  $ 494,567
           Total revenues                   351,384    494,567
           Operating expenses               201,480    209,493
           Net loss                       (252,939)  (130,368)


                                   Unaudited

Sierra Pacific Pension Investors '84
Notes to Financial Statements
Page three


                                      SCP                   SVP
                             --------------------------------------------
                                    June 30               June 30
                             --------------------------------------------
                                1998       1997       1998       1997
                             --------------------------------------------
Rental income                $  490,069  $ 354,983   $      0  $ 376,250
Total revenues                  490,069    354,983     93,656    376,250
Operating expenses              233,868    247,305     28,715    256,843
Net (loss) income               (7,261)  (201,322)     64,941  (412,360)


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


                          SIERRA PACIFIC PENSION INVESTORS `84
                          a Limited Partnership
                          S-P PROPERTIES, INC.
                          General Partner

Date:  AUGUST 10, 1998    /s/ THOMAS N. THURBER
                          --------------------------
                          Thomas N. Thurber
                          President and Director

Date:  AUGUST 10, 1998    /s/ G. ANTHONY EPPOLITO
                          --------------------------
                          G. Anthony Eppolito
                          Chief Accountant