Form 10-Q
period 1998-09-30
SIERRA PACIFIC PENSION INVESTORS 84
filed 1998-11-12
CIK 747729

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended                     September 30, 1998
                        ----------------------------------------------
Commission file number                      0-14269
                        ----------------------------------------------
                      SIERRA PACIFIC PENSION INVESTORS `84
                             (A LIMITED PARTNERSHIP)

        State of California                        33-0043952
  -------------------------------        ------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification
   incorporation or organization)                   Number)


     5850 San Felipe, Suite 450
           Houston, Texas                            77057
  -------------------------------        ------------------------------
  (Address of principal executive                  (Zip Code)
              offices)


Registrant's telephone number,
   including area code:                         (713) 706-6271
                                         ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                          PAGE
                                                                         NUMBER
Balance Sheets - September 30, 1998 and December 31, 1997 ..............   4

Statements of Operations - For the Nine Months Ended
September 30, 1998 and 1997 and for the Three Months
Ended September 30, 1998 and 1997 ......................................   5

Statements of Changes in Partners' Equity - From June 5, 1984
(inception of the Partnership) to December 31, 1997 and for the
Nine Months Ended September 30, 1998 ...................................   6

Statements of Cash Flows - For the Nine Months Ended
September 30, 1998 and 1997 ............................................   7

Notes to Financial Statements ..........................................   8


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

(b)         RESULTS OF OPERATIONS

Rental income for the first nine months of the year increased by $19,000, or 5%, when compared to the corresponding period in the prior year, principally due to occupancy fluctuations and increased rental rates. One tenant, whose lease accounted for 9,700 square feet, vacated in August 1997. This space was re-leased in November 1997 at a higher rate. In addition, 8,000 square feet was leased in June 1998 to partially occupy space vacated by a tenant who had downsized in the second quarter. Rental income for the three months ended September 30, 1998 increased by $22,000 or 18%, primarily due to the occupancy fluctuations and higher rental rates on new leases. The Property was 86% occupied at September 30, 1998.

Operating expenses for the nine months ended September 30, 1998 increased by $5,000, or 2%, in comparison to the corresponding period in the prior year, primarily attributable to an increase in auditing and maintenance and repair costs. This increase was partially offset by a decrease in legal fees incurred during the period. Operating expenses for the three months ended September 30, 1998 increased by $16,000, or 19%, principally due to higher administrative costs and maintenance and repairs.

Depreciation and amortization expenses for the nine months ended September 30, 1998 increased by $19,000, or 11%, when compared to the corresponding period in 1997, primarily due to additional capitalized tenant improvements and deferred loan costs. Depreciation and amortization expenses for the three months ended September 30, 1998 increased by $5,000, or 8% principally due to the additional capitalized tenant improvements.

The Partnership recognized interest expense in the amount of $112,000 for the nine months ended September 30, 1998 in comparison to $77,000 for the same period in the prior year. Two loan agreements were entered into by the Partnership in 1997. The loans are secured by the Sierra Valencia property. The Property was previously unencumbered.

The Partnership's share of income (loss) from investment in SMMP was $153,000 for the nine months ended September 30, 1998 compared to ($190,000) for the same period in the prior year. The Partnership overstated its share of unconsolidated joint venture loss $76,000 in the prior year. An adjustment was recorded in 1998. SMMP generated income for the nine months and three months ended September 30, 1998. SMMP recorded a loss for the same periods in 1997.

(c)         LIQUIDITY AND CAPITAL

During 1997, the Partnership entered into two loan agreements totaling $1,604,000. The loans are secured by the Sierra Valencia property. The proceeds of these loans were primarily used to satisfy the liquidity requirements of SMMP.

As of September 30, 1998, the Partnership is in an illiquid position with cash of $26,000 and current liabilities of $132,000. The Partnership anticipates cash required to meet debt obligations and for the construction of new tenant space will be funded from the operations of the Property and distributions from SMMP.

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                    September 30, 1998 and December 31, 1997
                    ----------------------------------------

                                                       September 30,    December 31,
                                                            1998           1997
                                                       -------------   -------------
ASSETS
Cash and cash equivalents ..........................   $      25,518   $      27,154
Receivables:
   Note receivable, net of deferred gain of $215,786       2,005,498       2,005,498
   Unbilled rent ...................................          41,816          45,846
   Billed rent .....................................               0           4,186
   Other ...........................................         166,596               0
Due from affiliate .................................          47,466          47,466
Income-producing property - net of
  accumulated depreciation and valuation
  allowance of $3,691,235 and $3,557,364,
  respectively .....................................       1,262,717       1,372,623
Investment in unconsolidated joint venture .........       6,870,946       6,720,551
Other assets .......................................         276,775         251,676
                                                       -------------   -------------
Total Assets .......................................   $  10,697,332   $  10,475,000
                                                       =============   =============
LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ......................   $     132,257   $     108,044
Due to affiliate ...................................         160,500               0
Notes payable ......................................       1,505,201       1,562,134
                                                       -------------   -------------
Total Liabilities ..................................       1,797,958       1,670,178
                                                       -------------   -------------
Partners' equity:
  General Partner ..................................               0               0
  Limited Partners:
    80,000 units authorized,
    77,000 issued and outstanding ..................       8,899,374       8,804,822
                                                       -------------   -------------
Total Partners' equity .............................       8,899,374       8,804,822
                                                       -------------   -------------
Total Liabilities and Partners' equity .............   $  10,697,332   $  10,475,000
                                                       =============   =============

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              For the Nine Months Ended September 30, 1998 and 1997
           and for the Three Months Ended September 30, 1998 and 1997
           ----------------------------------------------------------

                                                    Nine Months Ended        Three Months Ended
                                                      September 30,             September 30,
                                                 ----------------------    ----------------------
                                                   1998         1997         1998         1997
                                                 ---------    ---------    ---------    ---------
REVENUES:
  Rental income ..............................   $ 369,030    $ 350,272    $ 138,641    $ 117,063
  Interest income ............................     166,603      147,346       55,534       50,250
                                                 ---------    ---------    ---------    ---------
           Total revenues ....................     535,633      497,618      194,175      167,313
                                                 ---------    ---------    ---------    ---------
EXPENSES:
  Operating expenses .........................     290,562      285,996       99,772       83,973
  Depreciation and amortization ..............     192,290      172,938       64,140       59,175
  Interest expense ...........................     111,639       77,325       36,647       38,725
                                                 ---------    ---------    ---------    ---------
           Total costs and expenses ..........     594,491      536,259      200,559      181,873
                                                 ---------    ---------    ---------    ---------
LOSS BEFORE PARTNERSHIP'S SHARE
  OF JOINT VENTURE INCOME (LOSS) .............     (58,858)     (38,641)      (6,384)     (14,560)

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
  JOINT VENTURE INCOME (LOSS) ................     153,410     (190,957)      27,917      (55,273)
                                                 ---------    ---------    ---------    ---------
NET INCOME (LOSS) ............................   $  94,552    $(229,598)   $  21,533    $ (69,833)
                                                 =========    =========    =========    =========
Net income (loss) per limited partnership unit   $    1.23    $   (2.98)   $    0.28    $   (0.91)
                                                 =========    =========    =========    =========

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A LIMITED PARTNERSHIP)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
        From June 5, 1984 (Inception of Partnership) to December 31, 1997
                and for the Nine Months Ended September 30, 1998
        -----------------------------------------------------------------

                                          Limited Partners                        Total
                                        -----------------------     General      Partners'
                                        Per Unit      Total         Partner       Equity
                                        --------   ------------    ---------    ------------
Proceeds from sale of
  partnership units .................   $ 250.00   $ 19,418,250                 $ 19,418,250
Underwriting commissions
  and other organization expenses ...     (37.34)    (2,894,014)                  (2,894,014)
Repurchase of 665 partnership units .      (0.03)      (151,621)                    (151,621)
Cumulative net (loss) income
  (to December 31, 1997) ............     (76.85)    (5,917,787)   $ 133,334      (5,784,453)
Cumulative distributions
  (to December 31, 1997) ............     (21.43)    (1,650,006)    (133,334)     (1,783,340)
                                        --------   ------------    ---------    ------------
Partners' equity - January 1, 1998 ..     114.35      8,804,822            0       8,804,822
Net income ..........................       1.23         94,552                       94,552
                                        --------   ------------    ---------    ------------
Partners' equity - September 30, 1998   $ 115.58   $  8,899,374    $       0    $  8,899,374
                                        ========   ============    =========    ============

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
              -----------------------------------------------------

                                                          1998         1997
                                                       ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss) ................................   $  94,552    $  (229,598)
  Adjustments to reconcile net income (loss)
  to cash used in operating activities:
    Depreciation and amortization ..................     192,290        172,938
    Undistributed (income) loss of
      unconsolidated joint venture .................    (153,410)       190,957
    Decrease in rent receivable ....................       8,216         13,722
    Increase in other receivables ..................    (166,596)       (98,068)
    Increase in other assets .......................     (61,854)      (205,177)
    Increase in accrued and other liabilites .......      24,213        107,555
                                                       ---------    -----------
    Net cash used in operating activities ..........     (62,589)       (47,671)
                                                       ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Payments for property additions ................     (42,614)       (57,555)
    Capital contributions to unconsolidated
      joint venture ................................           0     (1,311,300)
                                                       ---------    -----------
    Net cash used in investing activities ..........     (42,614)    (1,368,855)
                                                       ---------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Funding of note payable secured by property ....           0      1,604,000
    Principal payments on notes payable ............     (56,933)       (23,846)
    Repayment of loans to affiliate ................           0      1,311,300
    Loan from affiliate ............................     160,500              0
    Loan to affiliate ..............................           0     (1,459,043)
    Cash distributions .............................           0        (50,000)
                                                       ---------    -----------
    Net cash provided by financing activities ......     103,567      1,382,411
                                                       ---------    -----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS ............................      (1,636)       (34,115)

CASH AND CASH EQUIVALENTS - Beginning of period ....      27,154         42,060
                                                       ---------    -----------
CASH AND CASH EQUIVALENTS - End of period ..........   $  25,518    $     7,945
                                                       =========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
    Cash paid during the period for interest .......   $ 112,313    $    64,711
                                                       =========    ===========

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                      SIERRA PACIFIC PENSION INVESTORS `84
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

1.    BASIS OF FINANCIAL STATEMENTS

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at September 30, 1998 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1997.

2.    RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of TCP, Inc. was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). TCP, Inc. owns all of the common stock of S-P Properties, Inc., the General Partner of the Partnership. CMC continued to manage the affairs of the Partnership through March 31, 1995.

Included in the financial statements for the nine months ended September 30, 1998 and 1997 are affiliate transactions as follows:

                                                              September 30
                                                         -----------------------
                                                          1998             1997
                                                         -------         -------
Management fees ................................         $13,693         $14,789
Administrative fees ............................          50,493          48,207
Leasing fees ...................................               0          19,109
Construction supervision fees ..................               0           5,012


3.     INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners ("SMMP") was formed in 1985 between the Partnership and Sierra Pacific Development Fund II ("SPDFII"), an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. The Partnership's initial ownership interest in SMMP was 49%; the remaining 51% was owned by SPDFII. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. At September 30, 1998 the Partnership's interest in SMMP was 66.26%; the remaining 33.74% interest is owned by SPDFII.

                                    UNAUDITED

Sierra Pacific Pension Investors '84
Notes to Financial Statements
Page two


The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned California general partnership. Summarized income statement information for SMMP for the nine months ended September 30, 1998 and 1997 follows:

                                                          September 30
                                                -------------------------------
                                                    1998               1997
                                                -----------         -----------
Rental income .........................         $ 1,402,947         $ 1,436,848
Total revenues ........................           1,556,950           1,566,402
Operating expenses ....................             571,196             537,379
Share of unconsolidated
  joint venture loss ..................             101,443             348,525
Net income (loss) .....................             116,785            (295,813)

As of September 30, 1998, SMMP holds a 33.55% interest in Sorrento II Partners ("SIIP"), a California general partnership with Sierra Pacific Institutional Properties V formed in 1993; a 9.33% interest in Sierra Creekside Partners ("SCP"), a California general partnership with Sierra Pacific Development Fund formed in 1994; and a 34.51% interest in Sierra Vista Partners ("SVP"), a California general partnership with Sierra Pacific Development Fund III formed in 1994.

Summarized income statement information for these Partnerships, which are accounted for by SMMP under the equity method, for the nine months ended September 30, 1998 and 1997 follows:

                                                              SIIP
                                                 ------------------------------
                                                         September 30
                                                 ------------------------------
                                                    1998                 1997
                                                 ---------            ---------
Rental income ........................           $ 554,735            $ 736,809
Total revenues .......................             554,735              736,809
Operating expenses ...................             292,399              300,806
Net loss .............................            (350,695)            (187,160)

                                    UNAUDITED

Sierra Pacific Pension Investors '84
Notes to Financial Statements
Page three


                                      SCP                          SVP
                             -----------------------     ----------------------
                                 September 30                September 30
                             -----------------------     ----------------------
                                1998         1997          1998         1997
                             ---------     ---------     ---------    ---------
Rental income ...........    $ 706,189     $ 557,954     $       0    $ 566,780
Total revenues ..........      706,189       557,954        93,656      567,413
Operating expenses ......      357,587       377,391        33,075      418,057
Net (loss) income .......      (50,279)     (257,921)       60,581     (614,475)

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


                          SIERRA PACIFIC PENSION INVESTORS `84
                          a Limited Partnership
                          S-P PROPERTIES, INC.
                          General Partner

Date:  NOVEMBER 10, 1998  /S/ THOMAS N. THURBER
                          -----------------------
                          Thomas N. Thurber
                          President and Director

Date:  NOVEMBER 10, 1998  /S/ G. ANTHONY EPPOLITO
                          -----------------------
                          G. Anthony Eppolito
                          Chief Accountant