Form 10-K
period 1998-12-31
SIERRA PACIFIC PENSION INVESTORS 84
filed 1999-03-30
CIK 747729

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998     Commission file number : 0-14269

                      SIERRA PACIFIC PENSION INVESTORS `84
                       (A CALIFORNIA LIMITED PARTNERSHIP)

        STATE OF CALIFORNIA                        33-0043952
-------------------------------------         ---------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification
   incorporation or organization)                   Number)

     5850 SAN FELIPE, SUITE 450
           HOUSTON, TEXAS                           77057
-------------------------------------         ---------------------------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number,
including area code:                           (713) 706-6271
                              --------------------------------------------

                           5850 SAN FELIPE, SUITE 500
                              HOUSTON, TEXAS 77057
------------------------------------------------------------------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

    Annual Report to Limited Partners for the Year Ended December 31, 1998 is
                 incorporated by reference into Parts II and III

                                     PART I

ITEM 1.      BUSINESS

(a.) GENERAL DEVELOPMENT OF BUSINESS. Sierra Pacific Pension Investors `84 (the "Partnership") is a California limited partnership that was formed in June 1984 for the purpose of acquiring, developing, and operating commercial and industrial real estate.

The Partnership's activities during the preceding five years have involved the ownership and operation of two real estate projects in Arizona:


                                                                    RENTABLE
                                                                     SQUARE
      PROJECT NAME, LOCATION            TYPE OF REAL ESTATE         FOOTAGE
      ----------------------            -------------------         -------
      Sierra Spectrum, Phoenix (A)      Office                       70,532
      Sierra Valencia, Tucson           Industrial/office            82,520

        (A) SOLD DECEMBER, 1994.

On March 7, 1997 Sierra Valencia LLC ("SVLLC") was formed with the Partnership being the sole member. This company was formed solely to engage in the following activities: a) to acquire from Sierra Pacific Pension Investors `84 the property known as Sierra Valencia, b) to own, hold, sell, assign, transfer, operate, lease, mortgage, pledge and otherwise deal with the Property, c) to exercise all powers enumerated in the Delaware Limited Liability Company Act necessary or convenient to conduct, promotion or attainment of the business or purposes otherwise set forth. The Sierra Valencia property was transferred at no cost from the Partnership to SVLLC.

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

In 1985 Sierra Mira Mesa Partners ("SMMP"), a California general partnership, was formed between the Partnership and Sierra Pacific Development Fund II ("SPDFII"). SMMP was initially created to develop and operate the office building known as Sierra Mira Mesa in San Diego, California. The Partnership's initial ownership interest in SMMP was 49%; the remaining 51% was owned by SPDFII. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. As a result, the sharing ratio in effect for 1997 was 54.42% for the Partnership and 45.58% for SPDFII. In conjunction with this amendment, the general partners forgave the December 31, 1996 balances of advances due from SMMP and included these amounts as adjustments to their respective equity accounts. The sharing ratio in effect for 1998 was 66.26% for the Partnership and 33.74% for SPDFII. On January 1, 1999, the sharing ratio will be increased to 66.99% for the Partnership and decreased to 33.01% for SPDFII to reflect the 1998 contributions and distributions.

SMMP also holds an 88.59% interest in Sorrento I Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1993), a 33.55% interest in Sorrento II Partners (a California general partnership with Sierra Pacific Institutional Properties V formed in 1993), a 9.33% interest in Sierra Creekside Partners (a California general partnership with Sierra Pacific Development Fund formed in 1994), and a 34.51% interest in Sierra Vista Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1994).

Audited financial statements of Sierra Mira Mesa Partners and Sorrento II Partners are included in the Annual Report to the Limited Partners attached as an Exhibit.

(b.) NARRATIVE DESCRIPTION OF BUSINESS. During 1998, the Partnership owned and operated one real estate project in Tucson, Arizona as described above. Success of the project is dependent upon timely payment of rent by six tenants who accounted for approximately 86% of the rental income of the Partnership for the year ended December 31, 1998.

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

Operations of the Partnership through 1998 have been consistent with the intent of the original prospectus in that the Partnership has invested in real estate projects that had the potential for capital gains, preservation of capital, and providing distributions of Available Cash to the limited partners. The ERISA and unrelated business tax objectives have been met. However, the Partnership and its real estate have been adversely affected by the Tax Reform Act of 1986, aggressive lending by banks that resulted in commercial real estate overbuilding, and subsequent severe recessions. The original intention to sell the Partnership's real estate investments after the five year holding period has been delayed indefinitely. As of December 31, 1998, the Partnership had paid cash distributions of $21.43 for each $250 unit investment and remaining partners' equity was computed at $115.97 per unit. Thus, if the Partnership were to be liquidated at the end of 1998 at book value, each $250 investment would have returned a total of $137.40.

The General Partner's goal is to continue operating its remaining property until such time as rental rates return to the level necessary to support new commercial and industrial building development. At that time, the property may be sold at a price substantially greater than its current book value.

ITEM 2. PROPERTIES

The Partnership owns Sierra Valencia (the "Property"), an industrial property located in Tucson, Arizona. The Property includes one building comprising 82,520 rentable square feet and is 99% occupied at December 31, 1998. The weighted-average effective annual rent per square foot at December 31, 1998 is $6.99. The principal businesses carried on from the building are varied and include healthcare sales and administration, pistachio nut marketing and distribution, communication services, optics research and development, telecommunications manufacturing, and sales and distribution of medical equipment and supplies.

The Partnership also owns a 66.26% interest in SMMP which owns Sierra Mira Mesa, an office building in San Diego, California. Through its ownership interest in SMMP, the Partnership also has an indirect 58.70% interest in an industrial property known as Sorrento I in San Diego, California. Ownership interest is subject to adjustment yearly based upon the relative contributions of the partners.

SIERRA VALENCIA - TUCSON, ARIZONA

                         SUMMARY OF SIGNIFICANT TENANTS

Seven of the Property's nine tenants occupy more than ten percent of the rentable square footage of the building as follows:

                                      Square       Percent of       Effective                      Percent of
                                       Feet         Rentable         Rent Per    Effective Rent   Gross Annual
             Tenants                 Occupied     Square Feet     Square Foot      Per Annum         Rent        Expiration of Lease
------------------------------------------------------------------------------------------------------------------------------------
Byron Medical, Inc.                     8,124          10%        $    6.24      $   50,694             9%         November 1999
Innovative Lasers Corporation          14,017          17%             7.24         101,451            18%         October 2001
Pistachio Corp. of Arizona, Inc.       10,648          13%             5.10          54,305             9%           July 2000
Excel Technologies                     10,111          12%             4.75          48,000             8%         October 2003
Lucent Technologies                     9,721          12%             9.69          94,188            17%           May 2001
Wick Communications Co.                10,021          12%             5.23          52,364             9%        September 2001
SHC of Arizona, L.C.                   13,586          16%             9.16         124,471            22%           June 2002
Tenants Occupying <10% sq ft            5,716           7%             8.21          46,954             8%            Various
                                   ---------------------------------------------------------------------------
Total Rented Space                     81,944          99%        $    6.99      $  572,427           100%
Vacancies                                 576           1%
                                   ----------------------------
Total Rentable Space                   82,520         100%
                                   ============================

                         SUMMARY OF LEASES BY EXPIRATION

The leases on the Property are scheduled to expire over the next five years as indicated in the table below.

Year of expiration                    1999             2000             2001             2002              2003           Totals
Number of tenants                        3                1                3                1                 1                9
Percent of total tenants               34%              11%              33%              11%               11%             100%
Total area (square feet)            13,840           10,648           33,759           13,586            10,111           81,944
Annual rent                    $    97,649       $   54,305      $   248,002      $   124,471        $   48,000      $   572,427
Percent gross annual rent              17%              10%              43%              22%                8%             100%

DEPRECIABLE
  PROPERTY        Reference is made to Schedule III of the Form 10-K.

REAL ESTATE
  TAXES The real estate tax obligation for 1998 is approximately 4.8% of assessed value. The annual real estate taxes for 1998 are $100,793.

INSURANCE         In the opinion of management, the property is adequately
                  covered by insurance.

ENCUMBRANCES      On March 27, 1997, Sierra Valencia LLC entered into a loan agreement with First Union Bank of North Carolina in the amount of $1,404,000. This loan, which is secured by a first lien on the Sierra Valencia property, bears interest at 9.25% per annum and calls for monthly principal and interest payments of $12,024 on the first day of each month. Such payments shall continue until April 2007, when the indebtedness is due in full. There is a 1% premium for prepayment of this note. As of December 31, 1998 the loan balance was $1,381,610.

                  On April 15, 1997, the Partnership entered into a loan agreement with IDM Participating Income Company II, an affiliate of the general partner, in the amount of $200,000. This loan is secured by a second lien on the Sierra Valencia property. This note bears a variable interest rate determined by the Federal Reserve of San Francisco's discount rate prevailing on the 25th day of the month preceding the payment due date plus a 3% premium. The interest rate can be adjusted the last day of March, June, September and December of each year until note agreement is fulfilled. The minimum rate will be 12.12%. The maximum rate will be 15.15%. The current interest rate paid is 12.12%. Monthly payment of $6,659, consisting of both interest and principle, commenced on May 15, 1997 and shall continue until April 15, 2000, when the indebtedness is paid in full. As of December 31, 1998, the loan balance was $103,373.

SIERRA MIRA MESA - SAN DIEGO, CALIFORNIA

Sierra Mira Mesa office building consists of 89,560 rentable square feet and is 100% occupied at December 31, 1998. The principal business carried on from the building is insurance. The average effective annual rent per square foot at December 31, 1998 is $19.51.

                         SUMMARY OF SIGNIFICANT TENANTS

Only one of the five tenants occupies ten percent or more of the rentable square footage of the building. The principal business of this significant tenant is insurance. Details of this significant tenant and its lease follow:

                                                 Percent of       Effective                       Percent of
                                 Square Feet      Rentable         Rent Per     Effective Rent   Gross Annual
            Tenants                Occupied      Square Feet     Square Foot       Per Annum         Rent      Expiration of Lease
-------------------------------- ------------- ---------------- --------------- ---------------- ------------  --------------------
State Comp. Insurance Fund             74,567        83%         $   19.79     $  1,475,948            85%       February 2003
Tenants Occupying <10% sq ft           14,888        17%             18.07          269,099            15%          Various
                                 ------------- ---------------- --------------- ---------------- ------------
Total Rented Space                     89,455       100%         $   19.51     $  1,745,047           100%
Vacancies                                 105         0%
                                 ------------- ----------------
Total Rentable Space                   89,560       100%
                                 ============= ================

                         SUMMARY OF LEASES BY EXPIRATION

The Property's five tenants have leases scheduled to expire over the next ten years as scheduled below.

Year of expiration        1999     2000      2001     2002      2003       2004      2005    2006    2007      2008        Totals
Number of tenants              1       0          1      0            1         1       0       0       0            1            5
Percent of tot. tenants      20%      0%        20%     0%          20%       20%      0%      0%      0%          20%         100%
Tot. area (square feet)    2,651       0        762      0       74,567     4,762       0       0       0        6,713       89,455
Annual rent              $40,607   $   0  $  12,000  $   0  $ 1,475,948   $61,745   $   0   $   0   $   0   $  154,747  $ 1,745,047
Per. gross annual rent        2%      0%         1%     0%          84%        4%      0%      0%      0%           9%         100%

                              DEPRECIABLE PROPERTY

                   Sierra Mira Mesa, San Diego, California
                 Office Building - Income-Producing Property

                                                         Tenant
                            Land         Buildings    Improvements     Total
Historical Cost & Tax
  Basis                  $2,480,940     $6,234,452     $ 581,373     $9,296,765
Accumulated
  Depreciation                          (2,389,205)     (245,027)    (2,634,232)
                      ----------------------------------------------------------
Net Carrying Value       $2,480,940     $3,845,247     $ 336,346     $6,662,533
                      ==========================================================
Depreciation Method    Not Applicable  Straight-line  Straight-line
Depreciable Life       Not Applicable   5-30 Years     1-10 Years

REAL ESTATE
 TAXES The real estate tax obligation for 1998 is approximately 1.12% of the assessed value or $71,184.

INSURANCE         In the opinion of management, the property is adequately
                  covered by insurance.

ENCUMBRANCES      The property is encumbered by a mortgage lien in favor of
                  Lincoln National Life Insurance Company with a principal balance of $4,802,191 at December 31, 1998. The mortgage bears interest at 7.74%. Monthly principal and interest payments of $51,739 are due through maturity at October 2010. The note is subject to prepayment penalties of approximately 1% of the outstanding principal balance between months 25 and 177 of the loan term. No prepayment is allowed during the first two years of the loan and no prepayment penalty will be imposed if prepayment occurs in the final three months of the loan term.

SORRENTO I - SAN DIEGO, CALIFORNIA

Sorrento I is an industrial building with 43,100 square feet of rentable space. One tenant began leasing the entire 43,100 rentable square feet of Sorrento I in 1996. Rental income of $23,636 per month is recognized under this lease, which expires in April 2003. The effective annual rent per square foot at December 31, 1998 is $6.58. The principal business of the tenant is research and development in the communications sector.

                              DEPRECIABLE PROPERTY

                        Sorrento I, San Diego, California
                 Office Building - Income-Producing Property

                                                          Tenant
                            Land          Buildings   Improvements     Total
Historical Cost & Tax
  Basis                  $1,305,518      $1,342,683    $ 329,299     $2,977,500

Accumulated
  Depreciation                             (526,906)    (112,833)      (639,739)
                      ----------------------------------------------------------
Net Carrying Value       $1,305,518      $  815,777    $ 216,466     $2,337,761
                      ==========================================================
Depreciation Method   Not Applicable  Straight-line   Straight-line
Depreciable Life      Not Applicable   10-30 Years     7-10 Years

REAL ESTATE
 TAXES The real estate tax obligation for 1998 is approximately 1.12% of the assessed value or $29,144.

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

                  CGS Real Estate Company, Inc. ("CGS"), an affiliate of the General Partner, acquired the note and security documents from the bank in May 1996. In connection with the purchase of the bank note and security documents by CGS, SIP made a principal payment to the bank of $750,000 and entered into a $750,000 note agreement with CGS (the "CGS Agreement"). The CGS Agreement, collaterized by real and personal property, called for monthly interest payments through December 1996 and monthly principal and interest payments thereafter until maturity on May 31, 2016. The interest rate is fixed at 9.34% per annum for the first year of the note and will thereafter be the one year Treasury rate plus 375 basis points (9.06% at December 31, 1998). A prepayment in the amount of $105,000 was paid in April 1997.

                  A modification agreement was entered into on September 30, 1997. The interest rate remained fixed at 9.34% through October 1998, at which time the rate converted to the one-year treasury rate plus 375 basis points (9.06% at December 31, 1998). The principal of the note on the effective date was $635,479 and is amortized over a 210-month term. Current payments are $6,048 per month, principal and interest inclusive until maturity in March 2015. The loan balance as of December 31, 1998 was $616,223.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERS' EQUITY AND RELATED MATTERS

As of December 31, 1998, the number of security holders is as follows:

                                     NUMBER             NUMBER OF
                                    OF UNITS          RECORD HOLDERS
                                    --------          --------------
         Limited Partners            77,000               2,814
                                    ========            ==========

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

The Partnership paid cash distributions of $0, $.65 and $2.60 per limited partnership unit during the years ended December 31, 1998, 1997 and 1996, respectively. There are no contractual or other restrictions on the Partnership's ability to make such distributions.

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

Overview:

The following discussion should be read in conjunction with the Selected Financial Data and the Partnership's Consolidated Financial Statements and Notes thereto incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit. As of December 31, 1998, the Partnership owns Sierra Valencia, an industial office building in Tucson, Arizona. The Partnership also owns a 66.26% interest in Sierra Mira Mesa Partners ("SMMP"). SMMP owns an office building - Sierra Mira Mesa in San Diego, California.

Results of Operations:

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997.

Rental income increased by $31,000, or 6%, principally due to an increase in rental rates. The weighted-average effective rent per square foot, on an accrual basis, increased from $6.07 at December 31, 1997 to $6.99 at December 31, 1998. One tenant, whose lease accounted for 19,255 square feet, vacated in 1998. This space was re-leased to two new tenants at higher rental rates. Occupancy at December 31, 1998 and 1997 remained constant at 99%.

Total operating expenses increased by $41,000, or 7%, when compared to the prior year. Depreciation and amortization expenses increased primarily due to additional tenant improvements and lease costs associated with the new tenants at the Property. Further, higher property taxes were attributable to an increase in the assessed value of the Property.

The Partnership recognized interest expense in the amount of $148,000 for the year in comparison to $115,000 in the prior year. This increase was the result of a full year of interest expense on two loan agreements entered into in 1997.

The Partnership's share of income from investment in SMMP was $196,000 in 1998, which includes a $76,000 adjustment to account for the Patnership's share of an understatement of SMMP's unconsolidated joint venture loss in the prior year. In 1997, the Partnership recorded a $507,000 loss from investment in SMMP. The loss generated by SMMP in 1997 was primarily the result of its share of loss from its joint venture partner, Sierra Vista Partners ("SVP"). SVP sold the Sierra Vista property in October 1997 and recorded a $968,000 loss from property disposition.

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

Interest expense of $115,000 was recognized during the year due to the two loan agreements entered into by the Partnership in 1997. The loans are secured by the Sierra Valencia property. The Property was previously unencumbered.

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

The Partnership used cash of $67,000 in operating activities and paid $105,000 for property additions and lease commissions during 1998. The Partnership is in an illiquid position at December 31, 1998 with cash and billed rents of $11,000 and current liabilities of $116,000. The Partnership anticipates cash required to meet debt obligations, operating expenses and costs for construction of new tenant space will be funded from the operations of the Property.

Inflation:

The Partnership's long-term leases contain provisions designed to mitigate the adverse impact of inflation on its results from operations. Such provisions may include escalation clauses related to Consumer Price Index increases.

YEAR 2000 COMPLIANCE

The Year 2000 Compliance issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with Year 2000 requirements.

The Partnership employs a property management company to manage, operate and lease the property. The management company believes it will be ready for the Year 2000 date change by the end of 1999. The impact of Year 2000 non-compliance by other third parties cannot accurately be gauged.

The total cost to the Partnership of activities associated with Year 2000 Compliance is not anticipated to be material to its financial position or results of operations in any given year. In January 1999, the Partnership began utilizing a new software program to maintain books and records. The new software program is Year 2000 compliant.

The total amount of potential risk that would be reasonably likely to result from Year 2000 failures cannot presently be estimated. In the event the Partnership does not properly identify Year 2000 issues in a timely manner, there can be no assurance that Year 2000 issues will not materially affect the Partnership's results.

The Partnership's contingency plan should systems fail due to the Year 2000 date change is to temporarily convert to a manual system. The Partnership believes it could temporarily operate on a manual system without adversely impacting operations.

The preceding Year 2000 discussion contains various forward-looking statements which represent the Partnership's beliefs or expectations regarding future events. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from projected results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and independent auditors' report are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

     1.   Independent Auditors' Report

     2.   Consolidated Balance Sheets - December 31, 1998 and 1997

     3. Consolidated Statements of Operations - for the years ended December 31, 1998, 1997 and 1996

     4. Consolidated Statements of Changes in Partners' Equity - for the years ended December 31, 1998, 1997 and 1996

     5. Consolidated Statements of Cash Flows - for the years ended December 31, 1998, 1997 and 1996

     6.   Notes to Consolidated Financial Statements

     7. Consolidated Balance Sheets of Sierra Mira Mesa Partners as of December 31, 1998 and 1997 and Statements of Operations, Changes in General Partners' Equity and Cash Flows for each of the three years in the period ended December 31, 1998 and Independent Auditors' Report

     8. Balance Sheets of Sorrento II Partners as of December 31, 1998 and 1997 and Statements of Operations, Changes in General Partners' Equity and Cash Flows for each of the three years in the period ended December 31, 1998 and Independent Auditors' Report

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The Registrant is a California Limited Partnership and has no officers or directors.

S-P Properties, Inc., a California corporation, is the general partner of the Registrant. In December 1994, Finance Factors, Inc., a subsidiary of CGS Real Estate Company, Inc., purchased the common stock of TCP, Inc. TCP, Inc. owns all of the common stock of S-P Properties, Inc. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc., a subsidiary of CGS Real Estate Company, Inc. CGS Real Estate Company, Inc. and its affiliates are engaged in real estate management, leasing, ownership, and sales. The companies own or manage more than ten million square feet of commercial real estate in Texas, Arizona, Colorado, Missouri, California and the Carolinas.

The executive officers and directors of S-P Properties, Inc. are:

                                                                    APPROXIMATE
NAME                    POSITION                   AGE            TIME IN OFFICE
----                    --------                   ---            --------------
Thomas N. Thurber      President and Director       48                4 years

Dawson L. Davenport    Vice President               43                4 years

Steven M. Speier       Secretary/Treasurer and
                         Director                   48                4 years

William J. Carden      Assistant Secretary/
                         Treasurer and Director     54                4 years

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership may pay a management fee of 6% of the gross rental income collected from the property to American Spectrum Real Estate Services, Inc.
(ASRE), formerly Banc Commercial California. These fees for the year ended December 31, 1998 were $20,103. Bancor Real Estate Company, Inc. (Bancor) provides services to the Partnership such as accounting, legal, data processing and similar services and is entitled to reimbursement for expenses incurred to provide such services. Amounts so reimbursed totaled $72,284 during the year ended December 31, 1998. Bancor and ASRE are both wholly owned subsidiaries of CGS Real Estate Company, Inc. William J. Carden, an officer and director of S-P Properties, Inc., the General Partner of the Partnership, owns 50% of CGS Real Estate Company, Inc.

On December 30, 1994, the Sierra Spectrum property with a historical cost basis of $2,993,134 was sold for $4,000,000 ($800,000 cash down-payment and $3,200,000 trust deed note) to No.-So., Inc. This note calls for monthly interest only payments and bears interest of 10% per annum. During the year ended December 31, 1995, the Partnership received principal payments of $1,317,928 on the trust deed note. In 1997, the maturity date was extended to December 31, 1998 and interest receivable of $307,759 was added to the principal balance of the note. In 1998, the maturity date was extended to December 31, 1999 and interest receivable of $222,128 was added to the pricipal balance. All other terms of the original note remain unchanged. CGS Real Estate Company, Inc. owns 33.33% of No.-So., Inc.

Reference is made to Item 2 for additional information concerning related party transactions.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. EXHIBITS

      1. Annual Report to the Limited Partners

      2. Exhibit Number 27 - Selected Financial Data

B. FINANCIAL STATEMENT SCHEDULES

      The following financial statement schedules and the report of the independent auditors thereon are included herein:

      1. Schedule II - Valuation and Qualifying Accounts and Reserves - for the years ended December 31, 1998, 1997 and 1996

      2. Schedule III - Real Estate and Accumulated Depreciation - December 31, 1998

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

                                           SIERRA PACIFIC PENSION INVESTORS `84
                                           a California Limited Partnership
                                           S-P PROPERTIES, INC.
                                           General Partner

Date: March 19, 1999                       /s/THOMAS N. THURBER
      --------------                       ---------------------
                                           Thomas N. Thurber
                                           President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 19, 1999                       /s/THOMAS N. THURBER
      --------------                       ---------------------
                                           Thomas N. Thurber
                                           President and Director
                                           S-P Properties, Inc.

Date: March 19, 1999                       /s/WILLIAM J. CARDEN
      --------------                       ---------------------
                                           William J. Carden
                                           Assistant Secretary/Treasurer
                                             and Director
                                           S-P Properties, Inc.

Date: March 19, 1999                       /s/G. ANTHONY EPPOLITO
      --------------                       ---------------------
                                           G. Anthony Eppolito
                                           Chief Accountant
                                           S-P Properties, Inc.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

To the Partners of
Sierra Pacific Pension Investors `84

We have audited the consolidated financial statements of Sierra Pacific Pension Investors '84 and subsidiary, a California limited partnership, (the "Partnership") as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998 and have issued our report thereon dated March 12, 1999. Such consolidated financial statements and report are included in your 1998 Annual Report to the Limited Partners and are incorporated herein by reference. Our audits also included the financial statement schedules of Sierra Pacific Pension Investors `84, listed in Item 14. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
March 12, 1999

                            SCHEDULE II - FORM 10-K
              SIERRA PACIFIC PENSION INVESTORS '84 AND SUBSIDIARY
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              For the Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

                                                          INCOME -
                                                         PRODUCING
                                                         PROPERTIES
                                                        -----------
Allowance for loss - January 1, 1996                    $ 1,880,000

  Provision charged to costs
     and expenses (1)                                            0
                                                        -----------
Allowance for loss - December 31, 1996                    1,880,000

  Provision charged to costs
     and expenses (1)                                             0
                                                        -----------
Allowance for Loss - December 31, 1997                    1,880,000

Provision charged to costs
     and expenses (1)                                            0
                                                        -----------
Allowance for loss - December 31, 1998                  $ 1,880,000
                                                        ===========

(1) See Notes 1 and 4 to consolidated financial statements incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

                            SCHEDULE III - FORM 10-K

              SIERRA PACIFIC PENSION INVESTORS '84 AND SUBSIDIARY
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998

                                        Initial Cost                            Gross Amount at
                                     to Partnership(1)   Improvements   Which carried at close of period
                                     ------------------   Capitalized   --------------------------------
                    Encumb-                    Improve-  After Acquis-              Improve-    Total
Description         rances           Land      ments       ition (2)     Land        ments    (3)(4)(5)
-----------         ------           ----      -----       ---------     ----        -----    ---------
OFFICE BUILDING-
  INCOME -PRODUCING:

Sierra Valencia
Tucson, AZ        $1,484,983       $977,677    $   0       $4,054,231   $977,677   $3,976,275  $4,953,952
                        Accum.       Date        Date    Deprec.
Description           Deprec.(5)  Constructed  Acquired   Life
-----------           ----------  -----------  --------   ----
OFFICE BUILDING-
  INCOME -PRODUCING:

Sierra Valencia
Tucson, AZ           $1,861,937      11/87       9/85    3-30 yrs.

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

(5) Reconciliation of total real estate carrying value and accumulated depreciation for the three years ended December 31, 1998 is as follows:

                                                    Total Real Estate             Accumulated
                                                     Carrying Value              Depreciation
                                                     --------------              ------------
          Balance - January 1, 1996                   $  4,762,948              $  1,358,741
             Additions during the year                      94,057                   189,499
             Write off of fully depreciated assets         (53,307)                  (53,307)
                                                     --------------              ------------
          Balance - December 31, 1996                    4,803,698                 1,494,933
             Additions during the year                     126,289                   182,431
                                                     --------------              ------------
          Balance - December 31, 1997                    4,929,987                 1,677,364
             Additions during the year                      42,614                   203,222
             Write off fully depreciated assets            (18,649)                  (18,649)
                                                     --------------              ------------
          Balance - December 31, 1998                 $  4,953,952               $ 1,861,937
                                                     ==============              ============

              SIERRA PACIFIC PENSION INVESTORS '84 AND SUBSIDIARY
                       (A California Limited Partnership)

                            SELECTED FINANCIAL DATA
          For the Years Ended December 31, 1998,1997,1996,1995 and 1994

The following table sets forth certain selected historical financial data of the Partnership. The selected operating and financial position data as of and for each of the five years ended December 31, 1998 have been derived from the audited financial statements of the Partnership. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto which are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

                                                         1998             1997            1996            1995             1994
                                                         ----             ----            ----            ----             ----
REVENUES ........................................    $    726,154     $    670,986     $   668,706     $   713,877     $  1,024,731

OPERATING EXPENSES:
  Total .........................................         649,550          608,721         626,646         711,475        1,303,971
  Per dollar of revenues ........................            0.89             0.91            0.94            1.00             1.27
INTEREST EXPENSE:
  Total .........................................         147,712          114,696               0               0                0
  Per dollar of revenues ........................            0.20             0.17            0.00            0.00             0.00
NET INCOME (LOSS) FROM
  CONTINUING OPERATIONS:
  Total .........................................         124,886         (559,320)       (137,422)       (141,624)        (304,760)
  General Partner ...............................               0                0               0               0           25,667
  Limited Partnership ...........................         124,886         (559,320)       (137,422)       (141,624)        (330,427)
  Per Limited Partnership Unit (1) ..............            1.62            (7.26)          (1.78)          (1.84)           (4.29)
CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES ..........................         (66,517)         (96,708)        133,115          85,860          273,900
CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES ..........................         126,636       (1,430,332)        (94,057)      1,332,930         (286,770)
CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES ..........................         (77,151)       1,512,134        (251,766)     (1,507,000)         345,333

TOTAL ASSETS ....................................      10,558,178       10,475,000       9,510,493       9,496,780       10,011,579

PARTNERS' EQUITY:
  Total .........................................       8,929,708        8,804,822       9,414,142       9,416,533        9,758,157
  General Partner ...............................               0                0               0               0                0
  Limited Partners ..............................       8,929,708        8,804,822       9,414,142       9,416,533        9,758,157
LIMITED PARTNERS' EQUITY - PER UNIT (1) .........          115.97           114.35          122.26          122.29           126.73
NOTE RECEIVABLE .................................       2,227,627        2,005,498       1,697,739       1,697,739        2,832,704
INCOME-PRODUCING PROPERTIES:
  Number ........................................               1                1               1               1                1
  Cost ..........................................       4,953,952        4,929,987       4,803,698       4,762,948        4,743,836
  Less: Accumulated depreciation ................      (1,861,937)      (1,677,364)     (1,494,933)     (1,358,741)      (1,106,776)
           Valuation allowance ..................      (1,880,000)      (1,880,000)     (1,880,000)     (1,880,000)      (1,880,000)
  Net book value ................................       1,212,015        1,372,623       1,428,765       1,524,207        1,757,060

INVESTMENT IN UNCONSOLIDATED
      JOINT VENTURE .............................       6,743,274        6,720,551       4,616,117       4,464,589        4,804,259
NOTES PAYABLE - Related to income-
      producing property ........................       1,484,983        1,562,134               0               0                0
DISTRIBUTIONS PER UNIT (1): .....................               0             0.65            2.60            2.60             2.00

(1) The net income (loss), limited partners' equity and distributions per unit are based upon the limited partnership units outstanding at the end of the year, 77,000 in all years. The cumulative distributions per limited partnership unit from inception to December 31, 1998 equal $21.43.

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sierra Pacific Pension Investors '84

We have audited the accompanying consolidated balance sheets of Sierra Pacific Pension Investors '84 and subsidiary, a California limited partnership, (the "Partnership") as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Pacific Pension Investors '84 and subsidiary as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
March 12, 1999

              SIERRA PACIFIC PENSION INVESTORS '84 AND SUBSIDIARY
                       (A California Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
--------------------------------------------------------------------------------


                                            December 31, 1998  December 31, 1997
                                            -----------------  -----------------
ASSETS

Cash and cash equivalents ................    $    10,122        $    27,154
Receivables:
   Note, net of deferred gain of
     $215,786 (Notes 3 and 4) ............      2,227,627          2,005,498
   Unbilled rent (Notes 1 and 4) .........         42,331             45,846
   Billed rent (Note 1) ..................            962              4,186
Due from affiliates (Note 3) .............         47,466             47,466
Income-producing property - net of
  accumulated depreciation and valuation
  allowance of $3,741,937 in 1998 and
  $3,557,364 in 1997, respectively
  (Notes 4 and 6) ........................      1,212,015          1,372,623
Investment in unconsolidated
  joint venture (Notes 1 and 5) ..........      6,743,274          6,720,551
Other assets (Notes 1, 2 and 3) ..........        274,381            251,676
                                              -----------        -----------
Total Assets .............................    $10,558,178        $10,475,000
                                              ===========        ===========
LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities (Note 2) ...    $   143,487        $   108,044
Notes payable (Note 6) ...................      1,484,983          1,562,134
                                              -----------        -----------
Total Liabilities ........................      1,628,470          1,670,178
                                              -----------        -----------
Partners' equity (Notes 1 and 7):
  General Partner ........................              0                  0
  Limited Partners:
    80,000 units authorized,
    77,000 issued and outstanding ........      8,929,708          8,804,822
                                              -----------        -----------
Total Partners' equity ...................      8,929,708          8,804,822
                                              -----------        -----------
Total Liabilities and Partners' equity ...    $10,558,178        $10,475,000
                                              ===========        ===========

                             See Accompanying Notes

              SIERRA PACIFIC PENSION INVESTORS '84 AND SUBSIDIARY
                       (A California Limited Partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

                                                                                1998                  1997                  1996
                                                                              ---------             ---------             ---------
REVENUES:
  Rental income (Note 1) .........................................            $ 504,016             $ 473,408             $ 475,900
  Interest income (Note 3) .......................................              222,138               197,578               192,806
                                                                              ---------             ---------             ---------
       Total revenues ............................................              726,154               670,986               668,706
                                                                              ---------             ---------             ---------
EXPENSES:
Operating expenses:
  Depreciation and amortization ..................................              258,718               236,395               236,624
  Property taxes and insurance ...................................              139,225               121,953               125,261
  General and administrative .....................................               33,353                44,028                36,399
  Legal and accounting ...........................................               62,651                55,960                74,062
  Administrative fees (Note 3) ...................................               51,699                45,684                61,809
  Maintenance and repairs ........................................               40,688                36,639                39,857
  Management fees (Note 3) .......................................               33,341                35,768                27,508
  Utilities ......................................................               15,526                14,609                13,828
  Other operating expenses .......................................               14,349                17,685                11,298
                                                                              ---------             ---------             ---------
     Total operating expenses ....................................              649,550               608,721               626,646
                                                                              ---------             ---------             ---------
  Interest .......................................................              147,712               114,696                     0
                                                                              ---------             ---------             ---------
       Total expenses ............................................              797,262               723,417               626,646
                                                                              ---------             ---------             ---------
(LOSS) INCOME BEFORE PARTNERSHIP'S SHARE
  OF UNCONSOLIDATED JOINT VENTURE
  INCOME (LOSS) ..................................................              (71,108)              (52,431)               42,060
                                                                              ---------             ---------             ---------
PARTNERSHIP'S SHARE OF UNCONSOLIDATED
  JOINT VENTURE INCOME (LOSS) FROM
  CONTINUING OPERATIONS (Note 5) .................................              195,994              (506,889)             (179,482)

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
  JOINT VENTURE EXTRAORDINARY GAIN (Note 5) ......................                    0                     0               335,031
                                                                              ---------             ---------             ---------
NET INCOME (LOSS) ................................................            $ 124,886             $(559,320)            $ 197,609
                                                                              =========             =========             =========
Per limited partnership unit (Note 1):
  Income (loss) before extraordinary gain ........................            $    1.62             $   (7.26)            $   (1.78)
  Extraordinary gain .............................................                    0                     0                  4.35
                                                                              ---------             ---------             ---------
Net income (loss) ................................................            $    1.62             $   (7.26)            $    2.57
                                                                              =========             =========             =========

                             See Accompanying Notes

              SIERRA PACIFIC PENSION INVESTORS '84 AND SUBSIDIARY
                       (A California Limited Partnership)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
              For the Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

                                                                   Limited Partners                                       Total
                                                              -----------------------------            General           Partners'
                                                              Per Unit            Total                Partner            Equity
                                                              -------           -----------           ---------         ----------
Partners' equity - January 1, 1996 .................          $122.29           $ 9,416,533           $       0         $9,416,533
Net income .........................................             2.57               197,609                                197,609
Distributions ......................................            (2.60)             (200,000)                              (200,000)
                                                              -------           -----------           ---------         ----------
Partners' equity December 31, 1996 .................           122.26             9,414,142                   0          9,414,142
Net loss ...........................................            (7.26)             (559,320)                              (559,320)
Distributions ......................................            (0.65)              (50,000)                               (50,000)
                                                              -------           -----------           ---------         ----------
Partners' equity December 31, 1997 .................           114.35             8,804,822                   0          8,804,822
Net income .........................................             1.62               124,886                                124,886
                                                              -------           -----------           ---------         ----------
Partners' equity - December 31, 1998 ...............          $115.97           $ 8,929,708           $       0         $8,929,708
                                                              =======           ===========           =========         ==========

                             See Accompanying Notes

              SIERRA PACIFIC PENSION INVESTORS '84 AND SUBSIDIARY
                       (A California Limited Partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

                                                                                  1998                  1997                1996
                                                                                ---------           -----------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..................................................          $ 124,886           $  (559,320)          $ 197,609
  Adjustments to reconcile net income (loss) to cash
  (used in) provided by operating activities:
    Depreciation and amortization ....................................            258,718               236,395             236,624
    Undistributed (income) loss of
      unconsolidated joint venture ...................................           (195,994)              506,889            (155,549)
    Decrease (increase) in rent receivable ...........................              6,739                41,958              (8,389)
    Increase in note receivable ......................................           (222,128)             (148,298)           (127,567)
    Increase in other assets .........................................            (74,181)             (186,025)            (25,717)
    Increase in accrued and other liabilities ........................             35,443                11,693              16,104
                                                                                ---------           -----------           ---------
    Net cash (used in) provided by operating activities ..............            (66,517)              (96,708)            133,115
                                                                                ---------           -----------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ..................................            (42,614)             (126,289)            (94,057)
    Capital contributions to
      unconsolidated joint venture ...................................            (42,000)           (1,551,843)                  0
    Distributions from unconsolidated
      joint venture ..................................................            211,250               247,800                   0
                                                                                ---------           -----------           ---------
    Net cash provided by (used in) investing activities ..............            126,636            (1,430,332)            (94,057)
                                                                                ---------           -----------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Funding of notes payable secured by property .....................                  0             1,604,000                   0
    Principal payments on notes payable ..............................            (77,151)              (41,866)                  0
    Borrowings from affiliates .......................................                  0                     0             177,200
    Payments to affiliates ...........................................                  0                     0            (228,966)
    Cash distributions ...............................................                  0               (50,000)           (200,000)
                                                                                ---------           -----------           ---------
    Net cash (used in) provided by financing activities ..............            (77,151)            1,512,134            (251,766)
                                                                                ---------           -----------           ---------
NET DECREASE IN CASH AND
   CASH EQUIVALENTS ..................................................            (17,032)              (14,906)           (212,708)

CASH AND CASH EQUIVALENTS - Beginning of year ........................             27,154                42,060             254,768
                                                                                ---------           -----------           ---------
CASH AND CASH EQUIVALENTS - End of year ..............................          $  10,122           $    27,154           $  42,060
                                                                                =========           ===========           =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
    Cash paid during the period for interet ..........................          $ 148,142           $   102,738           $       0
                                                                                =========           ===========           =========

In 1998, $222,128 of interest receivable was added to the principal balance of the related party note receivable. In 1997, $307,759 of interest receivable was added to the principal balance of the related party note receivable. These transactions are noncash items not reflected in the above statements of cash flows.

                             See Accompanying Notes

               SIERRA PACIFIC PENSION INVESTORS '84 AND SUBSIDIARY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Sierra Pacific Pension Investors `84 (the "Partnership") was organized on June 5, 1984 in accordance with the provisions of the California Uniform Limited Partnership Act to acquire, develop and operate certain real properties. S-P Properties, Inc. is the General Partner and manager of the Partnership. On December 30, 1994, all of the outstanding stock of TCP, Inc. was sold to Finance Factors, Inc. TCP, Inc. owns all of the common stock of S-P Properties, Inc. Finance Factors was a subsidiary of CGS Real Estate Company, Inc., a national real estate company. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc., another subsidiary of CGS Real Estate Company, Inc.

The Partnership's activities during the preceding five years have involved the ownership and operation of two real estate projects in Arizona: Sierra Spectrum in Phoenix, Arizona and Sierra Valencia in Tucson, Arizona. In December 1994, the Partnership sold Sierra Spectrum.

On March 7, 1997 Sierra Valencia LLC ("SVLLC") was formed with the Partnership being the sole member. This company was formed solely to engage in the following activities: a) to acquire from Sierra Pacific Pension Investors `84 the property known as Sierra Valencia, b) to own, hold, sell, assign, transfer, operate, lease, mortgage, pledge and otherwise deal with the Property, c) to exercise all powers enumerated in the Delaware Limited Liability Company Act necessary or convenient to conduct, promotion or attainment of the business or purposes otherwise set forth. Title to the Sierra Valencia property was transferred from the Partnership to SVLLC. The accounts of SVLLC are consolidated into the financial statements of the Partnership since the date of formation and all significant intercompany transactions are eliminated in consolidation.

In 1985 Sierra Mira Mesa Partners ("SMMP"), a California general partnership was formed between the Partnership and Sierra Pacific Development Fund II ("SPDFII"). SMMP was initially created to develop and operate the office building known as Sierra Mira Mesa in San Diego, California. The Partnership's initial ownership interest in SMMP was 49%; the remaining 51% was owned by SPDFII. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. As a result, the sharing ratio in effect for 1997 was 54.42% for the Partnership and 45.58% for SPDFII. In conjunction with this amendment, the general partners forgave the December 31, 1996 balances of advances due from SMMP and included these amounts as adjustments to their respective equity accounts. The sharing ratio in effect for 1998 was 66.26% for the Partnership and 33.74% for SPDFII. On January 1, 1999, the sharing ratio will be increased to 66.99% for the Partnership and decreased to 33.01% for SPDFII.

SMMP also holds an 88.59% interest in Sorrento I Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1993), a 33.55% interest in Sorrento II Partners (a California general partnership with Sierra Pacific Institutional Properties V formed in 1993), a 9.33% interest in Sierra Creekside Partners (a California general partnership with Sierra Pacific Development Fund formed in 1994), and a 34.51% interest in Sierra Vista Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1994).

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Partnership at December 31, 1998 and 1997 consist of cash and cash equivalents, receivables, note receivables, due from affiliates, accounts payable and notes payable. The fair value of cash and cash equivalents, receivables and accounts payable approximates the carrying value due to the short term nature of these items. In the opinion on management, the fair value of the notes payable approximates the carrying value based on market rates at December 31, 1998. The note receivable and the amounts due from affiliates are not fair valued due to the related party nature of these receivables.

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

Expenditures for repairs and maintenance are charged against income as incurred. Improvements and major renewals are capitalized. Costs and the related accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal or when fully depreciated and any resulting gain or loss is reflected in income.

Prior to 1995, the Partnership assessed impairment of income-producing properties based upon appraised values and established provisions for impairment where appraisals indicated other than temporary declines in value. Effective January 1, 1995, the Partnership implemented Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement"). The Partnership regularly evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Future cash flows are estimated and compared to the carrying amount of the asset to determine if impairment has occurred. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Partnership shall recognize an impairment loss in accordance with the Statement. No such impairment has been recognized by the Partnership since 1995.

Sierra Pacific Pension Investors `84 and subsidiary
Notes to Consolidated Financial Statements
Page three

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1998. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The investment in unconsolidated joint venture is stated at cost and is adjusted for the Partnerships' share in earnings or losses and cash contributions to or distributions from the joint venture (equity method).

OTHER ASSETS

Deferred leasing costs represent costs incurred to lease the property and are amortized over the life of the related lease using the straight line method of accounting.

Deferred loan costs represent costs incurred to obtain financing and are amortized over the life of the related loan using the straight line method of accounting.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." These SFAS's, which are effective for the Partnership's fiscal year ending December 31, 1998, establish additional disclosure requirements but do not affect the measurement of the results of operations. During the periods presented, the Partnership did not have any items of comprehensive income. The adoption of SFAS No. 131 had no effect on the Partnership's financial statements as the Partnership operates in only one segment, the acquisition, development, and operation of commercial real estate.

Sierra Pacific Pension Investors `84 and subsidiary
Notes to Consolidated Financial Statements
Page four

2.     DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 1998 and 1997, is as follows:

                                                            1998          1997
                                                          --------      --------
Other assets:

   Prepaid expenses ................................      $  3,341      $  3,211

   Tax impounds ....................................        25,185        37,636
   Tenant improvements reserves ....................        46,586        22,822
   Deferred loan costs, net of accumulated
      amortization of $15,863 in 1998 and
      $6,676 in 1997 ...............................        75,795        84,982
   Deferred leasing costs, net of accumulated
      amortization of $132,440 in 1998 and
      $150,458 in 1997 .............................       123,474       103,025
                                                          --------      --------
                                                          $274,381      $251,676
                                                          ========      ========
Accrued and other liabilities:
   Accounts payable ................................      $ 44,401      $ 18,850
   Accrued expenses ................................        72,028        62,136
   Security deposits ...............................        27,058        27,058
                                                          --------      --------
                                                          $143,487      $108,044
                                                          ========      ========

3. GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

An affiliate of the General Partner may receive a management fee of 6% of the gross rental income collected from the properties. Management fees for the years ended December 31, 1998, 1997 and 1996 were $20,103, $21,799, and $15,030, respectively.

An affiliate of the General Partner is entitled to reimbursement for expenses incurred by the affiliate for services provided to the Partnership such as accounting, legal, data processing and similar services. The affiliate was reimbursed $72,284, $63,910 and $61,809 for such services for the years ended December 31, 1998, 1997 and 1996, respectively. Additionally, the Partnership reimbursed the affiliate for construction supervision costs incurred by the affiliate. For the years ended December 31, 1998, 1997, and 1996, the affiliate received $0, $10,504 and $1,873, respectively, for tenant improvements supervisory costs.

In consideration for services rendered with respect to initial leasing of Partnership properties, an affiliate of the General Partner is paid initial leasing costs. For the years ended December 31, 1998, 1997, and 1996, these fees amounted to $0, $19,109 and $10,153, respectively, and were recorded as deferred leasing costs.

Prior to 1997, the Partnership made non-interest bearing short-term advances to Sierra Mira Mesa Partners of $1,311,300. These advances were forgiven and reclassed to investment in Sierra Mira Mesa Partners in 1997 (See Note 1).

During 1996, the Partnership made non-interest bearing advances to other affiliates. Repayment is expected in 1999. The balance outstanding at December 31, 1998 is $47,466.

Sierra Pacific Pension Investors `84 and subsidiary
Notes to Consolidated Financial Statements
Page five

As further described in Note 4, in 1994 the Partnership sold a property to an affiliate of the General Partner for cash of $800,000 and a $3,200,000 trust deed note. This note calls for monthly interest only payments and bears interest of 10% per annum. In 1997, the maturity date was extended to December 31, 1998 and interest receivable of $307,759 was added to the principal balance of the note. In 1998, the maturity date was extended to December 31, 1999 and interest receivable of $222,128 was added to the principal balance of the note. All other terms of the original note remained unchanged. Interest income related to this note of $222,128, $196,136, and $191,000 was recognized during the years ended December 31, 1998, 1997, and 1996, respectively. The December 31, 1998 balance of the note was $2,443,413 and the note is secured by a second lien on the property. Management believes the collateral has sufficient value to recover the Partnership's net investment in the note after satisfaction of the first lien holder.

4. INCOME-PRODUCING PROPERTIES

At December 31, 1998 and 1997 the total cost and accumulated depreciation of the property are as follows:

                                                   1998                 1997
                                               -----------          -----------
Land .................................         $   977,677          $   977,677
Building and improvements ............           3,976,275            3,952,310
                                               -----------          -----------
         Total .......................           4,953,952            4,929,987

Accumulated depreciation .............          (1,861,937)          (1,677,364)
Valuation allowance ..................          (1,880,000)          (1,880,000)
                                               -----------          -----------
         Net .........................         $ 1,212,015          $ 1,372,623
                                               ===========          ===========

On December 30, 1994, the Sierra Spectrum property, with a historical cost basis of $2,993,134, was sold for $4,000,000 ($800,000 cash down-payment and a $3,200,000 trust deed note) to an affiliate of Finance Factors, Inc. The gain on sale was recorded using the installment method and the Partnership recorded a deferred gain of $367,296 at December 31, 1994, which will be recognized as principal payments on the trust deed note are received. During the year ended December 31, 1995, the Partnership received principal payments of $1,317,928 on the trust deed note and recognized $151,510 of the deferred gain related to this transaction. As of December 31, 1998 the remaining deferred gain was $215,786.

Sierra Pacific Pension Investors `84 and subsidiary
Notes to Consolidated Financial Statements
Page six

Future minimum base rental income, under the existing operating leases for the Sierra Valencia property, to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:

                                 Straight-line        Cash
 YEAR ENDING DECEMBER 31,           Basis             Basis
 -----------------------        ----------        -----------
          1999                 $   550,155       $    549,272
          2000                     452,152            458,666
          2001                     335,532            350,985
          2002                     110,287            121,534
          2003                      40,000             50,000
                                 ----------        -----------
           Total               $ 1,488,126       $  1,530,457
                                 ==========        ===========

The Partnership relied on six tenants to generate approximately 86% of total 1998 rental revenues. The breakdown of these six tenants' industry segments and rental income contribution is as follows: 20% - optics research and development; 10% - telecommunications manufacturing; 25% - healthcare administration; 10% - sales/distribution of medical equipment and supplies; and 10% - communication services; and 11% - pistachio nut marketing.

5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners ("SMMP"), a California general partnership, was formed in 1985 between the Partnership and Sierra Pacific Development Fund II, an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. The property contains 89,560 square feet and is 100% leased at December 31, 1998. At December 31, 1998 the Partnership's interest in SMMP was 66.26%; the remaining 33.74% interest was owned by Sierra Pacific Development Fund II.

The Partnership's investment in SMMP as of December 31, 1998 and 1997 is comprised of the following:

                                               1998              1997
                                            ----------        ----------
Equity interest                             $6,630,711        $6,603,969
Investment advisory and other fees,
   less accumulated amortization of
   $141,662 and $137,642 in 1998 and
   1997, respectively                          112,563           116,582
                                            ----------        ----------
Investment in unconsolidated
   joint venture                            $6,743,274        $6,720,551
                                            ==========        ==========

Sierra Pacific Pension Investors `84 and subsidiary
Notes to Consolidated Financial Statements
Page seven

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned California general partnership for the years ended December 31, 1998 and 1997. The condensed balance sheets at December 31, 1998 and 1997, and the condensed statements of operations for the years ended December 31, 1998, 1997 and 1996 for SMMP follow:

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  December 31,     December 31,
                                                     1998             1997
                                                  ------------     ------------
ASSETS

Cash and cash equivalents                         $     14,064     $    244,408
Rent receivable                                      1,226,156        1,287,009
Due from affiliates                                  2,233,158        2,030,577
Income-producing property,
  net of accumulated depreciation                    9,000,294        9,086,805
Investment in unconsolidated
  joint ventures                                     1,640,460        1,793,770
Other assets                                           897,993          831,350
                                                  ------------     ------------
Total Assets                                      $ 15,012,125     $ 15,273,919
                                                  ============     ============
LIABILITIES AND GENERAL PARTNERS' EQUITY

Accrued and other liabilities                     $    251,990     $     68,765
Notes payable                                        5,418,414        5,673,052
                                                  ------------     ------------
Total Liabilities                                    5,670,404        5,741,817
                                                  ------------     ------------
Minority interest in joint venture                    (332,996)        (333,783)
                                                  ------------     ------------
General Partners' equity                             9,674,717        9,865,885
                                                  ------------     ------------
Total Liabilities and General Partners' equity    $ 15,012,125     $ 15,273,919
                                                  ============     ============

Sierra Pacific Pension Investors `84 and subsidiary
Notes to Consolidated Financial Statements
Page eight

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                          ---------------------------------------------------------
                                                                             1998                   1997                   1996
                                                                          -----------            -----------            -----------

Revenues:
   Rental income                                                          $ 1,883,630            $ 1,919,582            $ 1,808,673
   Other income                                                               205,781                184,168                178,726
                                                                          -----------            -----------            -----------
              Total revenues                                                2,089,411              2,103,750              1,987,399
                                                                          -----------            -----------            -----------
Expenses:
   Operating expenses                                                         754,978                742,548                728,593
   Depreciation and amortization                                              581,956                825,911                813,359
   Interest                                                                   438,711                463,804                559,759
                                                                          -----------            -----------            -----------
              Total expenses                                                1,775,645              2,032,263              2,101,711
                                                                          -----------            -----------            -----------
Income (loss) before Partnership's
    share of unconsolidated joint
    venture losses                                                            313,766                 71,487               (114,312)
Partnership's share of unconsolidated
     joint venture losses                                                    (131,897)              (855,349)              (354,765)
                                                                          -----------            -----------            -----------
Income (loss) before extraordinary gain                                       181,869               (783,862)              (469,077)

Extraordinary gain                                                                  0                      0              1,200,381
                                                                          -----------            -----------            -----------
Income (loss) before minority interest's
    share of consolidated joint venture
    (income) loss                                                             181,869               (783,862)               731,304
                                                                          -----------            -----------            -----------
Minority interest's share of consolidated
    joint venture (income) loss from
   Continuing operations                                                         (787)                (7,906)               102,787

Minority interest's share of consolidated
    joint venture extraordinary gain                                                0                      0               (516,644)
                                                                          -----------            -----------            -----------
Net income (loss)                                                         $   181,082            $  (791,768)           $   317,447
                                                                          ===========            ===========            ===========

As of December 31, 1998, SMMP holds a 33.55% interest in Sorrento II Partners (a California general partnership with Sierra Pacific Institutional Properties V formed in 1993), a 9.33% interest in Sierra Creekside Partners (a California general partnership with Sierra Pacific Development Fund formed in 1994), and a 34.51% interest in Sierra Vista Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1994).

Sierra Pacific Pension Investors `84 and subsidiary
Notes to Consolidated Financial Statements
Page nine

The following is a summary of aggregated financial information for all investments owned by SMMP which are accounted for under the equity method:

                       CONDENSED COMBINED BALANCE SHEETS

                                                   December 31,     December 31,
                                                      1998             1997
                                                   -----------      -----------
ASSETS
Cash and cash equivalents                          $    85,792      $   122,997
Rent receivable                                        542,527          549,240
Due from affiliates                                     47,666           47,666
Income-producing property,
  net of accumulated depreciation                    8,343,438        8,610,352
Other assets                                         1,320,667        1,339,407
                                                   -----------      -----------
Total Assets                                       $10,340,090      $10,669,662
                                                   ===========      ===========
LIABILITIES AND GENERAL PARTNERS' EQUITY

Accrued and other liabilities                      $   520,646      $   325,087
Note payable                                         1,720,324        1,763,420
                                                   -----------      -----------
Total Liabilities                                    2,240,970        2,088,507
                                                   -----------      -----------
Ground lessors' equity in income producing
   property                                          3,000,000        3,000,000
                                                   -----------      -----------
General Partners' equity                             5,099,120        5,581,155
                                                   -----------      -----------
Total Liabilities and General Partners' equity     $10,340,090      $10,669,662
                                                   ===========      ===========

Sierra Pacific Pension Investors `84 and subsidiary
Notes to Consolidated Financial Statements
Page ten


                  CONDENSED COMBINED STATEMENTS OF OPERATIONS

                                             FOR THE YEAR ENDED DECEMBER 31,
                                    -------------------------------------------
                                        1998            1997            1996
                                    -----------     -----------     -----------
Revenues:
   Rental income                    $ 1,734,403     $ 2,294,859     $ 2,474,335
   Other income                          93,668           9,698          13,968
                                    -----------     -----------     -----------
           Total revenues             1,828,071       2,304,557       2,488,303
                                    -----------     -----------     -----------
Expenses:
   Operating expenses                 1,302,968       1,755,826       1,788,643
   Depreciation and amortization        829,081       1,321,177       1,461,571
   Interest                             156,636         459,763         427,967
                                    -----------     -----------     -----------
           Total expenses             2,288,685       3,536,766       3,678,181
                                    -----------     -----------     -----------
Loss before loss from property
     disposition                       (460,614)     (1,232,209)     (1,189,878)

Loss from property disposition                0        (967,764)              0
                                    -----------     -----------     -----------
Net Loss                            $  (460,614)    $(2,199,973)    $(1,189,878)
                                    ===========     ===========     ===========

Reference is made to the audited financial statements of Sierra Mira Mesa Partners and Sorrento II Partners included herein.

Sierra Pacific Pension Investors `84 and subsidiary
Notes to Consolidated Financial Statements
Page eleven

6. NOTES PAYABLE

On March 27, 1997, Sierra Valencia LLC entered into a loan agreement with First Union Bank of North Carolina in the amount of $1,404,000. This loan, which is secured by a first lien on the Sierra Valencia property, bears interest at 9.25% per annum and calls for monthly principal and interest payments of $12,024 on the first day of each month. Such payments shall continue until April 2007, when the indebtedness is due in full. There is a 1% premium for prepayment of this note. As of December 31, 1998 the loan balance was $1,381,610.

On April 15, 1997, the Partnership entered into a loan agreement with IDM Participating Income Company II, an affiliate of the general partner, in the amount of $200,000. This loan is secured by a second lien on the Sierra Valencia property. This note bears a variable interest rate determined by the Federal Reserve of San Francisco's discount rate prevailing on the 25th day of the month preceding the payment due date plus a 3% premium. The interest rate can be adjusted the last day of March, June, September and December of each year until note agreement is fulfilled. The minimum rate will be 12.12%. The maximum rate will be 15.15%. The current interest rate paid is 12.12%. Monthly payment of $6,659, consisting of both interest and principal, commenced on May 15, 1997 and shall continue until April 15, 2000, when the indebtedness is paid in full. As of December 31, 1998, the loan balance was $103,373.

The annual maturities of the notes payable as of December 31, 1998 are $88,450 in 1999, $50,986 in 2000, $20,682 in 2001, $22,679 in 2002, $24,868 in 2003, and
$1,277,318 thereafter.

The Partnership is exposed to interest rate fluctuations on $103,373 of variable rate debt at December 31, 1998.


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

                                       34
`
                   SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                      (A CALIFORNIA GENERAL PARTNERSHIP)






 CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1998 AND 1997 AND STATEMENTS OF
   OPERATIONS, CHANGES IN GENERAL PARTNERS' EQUITY AND CASH FLOWS FOR EACH OF
            THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998 AND
                          INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sierra Mira Mesa Partners


We have audited the accompanying consolidated balance sheets of Sierra Mira
Mesa Partners and subsidiary, a California general partnership, (the "Partnership") as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in general partners' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Mira Mesa Partners and subsidiary as of December 31, 1998 and 1997, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Houston, Texas
March 12, 1999

                    SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

--------------------------------------------------------------------------------

                                                     DECEMBER 31,     DECEMBER 31,
                                                        1998              1997
                                                     ------------    -------------
    ASSETS
    Cash and cash equivalents ....................   $     14,064    $    244,408
    Receivables:
       Unbilled rent (Notes 1 and 4) .............      1,226,156       1,274,906
       Billed rent (Note 1) ......................              0          12,103
    Due from affiliates, net (Note 3) ............      2,233,158       2,030,577
    Income-producing property - net of accumulated
       depreciation of $3,273,970 in 1998 and
       $4,625,842 in 1997 (Notes 1, 4 and 6) .....      9,000,294       9,086,805
    Investment in unconsolidated
       joint ventures (Notes 1 and 5) ............      1,640,460       1,793,770
    Other assets (Notes 1, 2 and 3) ..............        897,993         831,350
                                                     ------------    ------------
    Total Assets .................................   $ 15,012,125    $ 15,273,919
                                                     ============    ============
    LIABILITIES AND GENERAL PARTNERS' EQUITY

    Accrued and other liabilities (Note 2) .......   $    251,990    $     68,765
    Notes payable (Note 6) .......................      5,418,414       5,673,052
                                                     ------------    ------------
    Total Liabilities ............................      5,670,404       5,741,817
                                                     ------------    ------------
    Minority interest in consolidated
       joint venture (Note 1) ....................       (332,996)       (333,783)

    General Partners' equity (Note 1) ............      9,674,717       9,865,885
                                                     ------------    ------------
    Total Liabilities and General Partners' equity   $ 15,012,125    $ 15,273,919
                                                     ============    ============

                             See Accompanying Notes

                    SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------

                                                    1998           1997          1996
                                                -----------    -----------    -----------
    Revenues:
       Rental income (Note 1) ...............   $ 1,883,630    $ 1,919,582    $ 1,808,673
       Interest income ......................       205,781        174,764        178,726
       Other income .........................             0          9,404              0
                                                -----------    -----------    -----------

            Total revenues ..................     2,089,411      2,103,750      1,987,399
                                                -----------    -----------    -----------
    Expenses:
       Operating expenses:
       Depreciation and amortization ........       581,956        825,911        813,359
       Property taxes and insurance .........        97,781         92,347         53,587
       Administrative fees (Note 3) .........       111,206        104,580        101,142
       Maintenance and repairs ..............       240,965        228,890        262,271
       Management fees (Note 3) .............       109,725        101,558         93,780
       Utilities ............................       135,077        138,203        138,443
       Legal and accounting .................        27,657         47,242         42,011
       General and administrative ...........         7,443         12,677          4,484
       Renting expenses .....................             0            309          5,128
       Other operating expenses .............        25,124         16,742         27,747
                                                -----------    -----------    -----------

            Total operating expenses ........     1,336,934      1,568,459      1,541,952

       Interest .............................       438,711        463,804        559,759
                                                -----------    -----------    -----------

            Total expenses ..................     1,775,645      2,032,263      2,101,711
                                                -----------    -----------    -----------

    INCOME (LOSS) BEFORE PARTNERSHIP'S SHARE
       OF UNCONSOLIDATED JOINT VENTURE LOSSES       313,766         71,487       (114,312)
                                                -----------    -----------    -----------

    PARTNERSHIP'S SHARE OF UNCONSOLIDATED
       JOINT VENTURE LOSSES (Note 5) ........      (131,897)      (855,349)      (354,765)
                                                -----------    -----------    -----------

    INCOME (LOSS) BEFORE EXTRAORDINARY GAIN .       181,869       (783,862)      (469,077)

    EXTRAORDINARY GAIN ON EXTINGUISHMENT
       OF DEBT (Note 6) .....................             0              0      1,200,381
                                                -----------    -----------    -----------

    INCOME (LOSS) BEFORE MINORITY INTEREST'S
       SHARE OF CONSOLIDATED JOINT VENTURE
       (INCOME) LOSS ........................       181,869       (783,862)       731,304
                                                -----------    -----------    -----------

    MINORITY INTEREST'S SHARE OF CONSOLIDATED
       JOINT VENTURE (INCOME) LOSS FROM
       CONTINUING OPERATIONS ................          (787)        (7,906)       102,787

    MINORITY INTEREST'S SHARE OF CONSOLIDATED
       JOINT VENTURE EXTRAORDINARY GAIN .....             0              0       (516,644)
                                                -----------    -----------    -----------

    NET INCOME (LOSS) .......................   $   181,082    $  (791,768)   $   317,447
                                                ===========    ===========    ===========

                             See Accompanying Notes

                    SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                       (A CALIFORNIA GENERAL PARTNERSHIP)

         CONSOLIDATED STATEMENTS OF CHANGES IN GENERAL PARTNERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


--------------------------------------------------------------------------------

                                                                     GENERAL PARTNERS
                                                 ------------------------------------------------------
                                                   SIERRA PACIFIC     SIERRA PACIFIC
                                                    DEVELOPMENT          PENSION
                                                      FUND II         INVESTORS '84            TOTAL
                                                 -----------------   -----------------     ------------
General Partners' equity - January 1, 1996 .        $ 4,517,107         $ 4,339,966         $ 8,857,073
Net income .................................            161,898             155,549             317,447
                                                    -----------         -----------         -----------

General Partners' equity - December 31, 1996          4,679,005           4,495,515           9,174,520
Transfer of advances .......................            155,590           1,311,300           1,466,890
Net loss ...................................           (284,878)           (506,890)           (791,768)
Contributions ..............................            293,000           1,551,843           1,844,843
Distributions ..............................         (1,580,800)           (247,800)         (1,828,600)
                                                    -----------         -----------         -----------

General Partners' equity - December 31, 1997          3,261,917           6,603,968           9,865,885
Net income (loss) ..........................            (14,912)            195,994             181,082
Contributions ..............................              8,490              42,000              50,490
Distributions ..............................           (211,490)           (211,250)           (422,740)
                                                    -----------         -----------         -----------

General Partners' equity - December 31, 1998        $ 3,044,005         $ 6,630,712         $ 9,674,717
                                                    ===========         ===========         ===========


                             See Accompanying Notes
                                       39

                    SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------

                                                               1998          1997           1996
                                                           -----------    ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ....................................   $   181,082    $  (791,768)   $   317,447
  Adjustments to reconcile net income (loss)
  to cash provided by operating activities:
    Depreciation and amortization ......................       581,956        825,911        813,359
    Gain from extinguishment of debt ...................             0              0     (1,200,381)
    Undistributed losses of
      unconsolidated joint ventures ....................       131,897        855,349        354,765
    Minority interest in consolidated
       joint venture income ............................           787          7,906        413,857
    Decrease (increase) in rent receivable .............        60,853       (100,191)      (164,870)
    Increase in due from affiliates ....................      (202,581)      (168,779)       (70,286)
    (Increase) decrease in other assets ................      (215,974)        55,566       (293,798)
    Increase (decrease) in accrued and other liabilities       183,225        (35,663)        12,579
                                                           -----------    -----------    -----------

  Net cash provided by operating activities ............       721,245        648,331        182,672
                                                           -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ....................      (346,113)      (231,484)      (745,134)
    Capital contributions to
      unconsolidated joint ventures ....................      (350,900)    (2,315,041)      (824,400)
    Distributions received from unconsolidated
      joint ventures ...................................       372,312      2,439,098        731,500
                                                           -----------    -----------    -----------

  Net cash used in investing activities ................      (324,701)      (107,427)      (838,034)
                                                           -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loans to affiliates ................................             0              0         (4,771)
    Repayments of loans to affiliates ..................             0              0        142,801
    Borrowings from affiliates .........................             0              0        166,890
    Capital contributions from General Partners ........        50,490      1,844,843              0
    Cash distributions .................................      (422,740)    (1,828,600)             0
    Principal payments on notes payable ................      (254,638)      (339,460)      (992,832)
                                                           -----------    -----------    -----------

  Net cash used in financing activities ................      (626,888)      (323,217)      (687,912)
                                                           -----------    -----------    -----------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS ................................      (230,344)       217,687     (1,343,274)

CASH AND CASH EQUIVALENTS - Beginning of year ..........       244,408         26,721      1,369,995
                                                           -----------    -----------    -----------

CASH AND CASH EQUIVALENTS - End of year ................   $    14,064    $   244,408    $    26,721
                                                           ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the year for interest ...............   $   439,756    $   470,608    $   580,906
                                                           ===========    ===========    ===========

In 1998, $202,581 of interest receivable was added to the principal balance of the note receivable from affiliate. In 1997, $338,020 of interest receivable was added to the principal balance of the note receivable from affiliate. These transactions are noncash items not reflected in the above statement of cash flows.


                             SEE ACCOMPANYING NOTES

                   SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                      (A CALIFORNIA GENERAL PARTNERSHIP)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Sierra Mira Mesa Partners ("SMMP"), a California general partnership, was formed in 1985 between Sierra Pacific Development Fund II ("SPDFII") and Sierra Pacific Pension Investors '84 ("SPPI'84") to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. The property contains 89,560 square feet and is 100% leased at December 31, 1998.

Per the terms of the partnership agreement, SPDFII and SPPI'84 shared in earnings, contributions and distributions in a ratio of 51% to 49%, respectively. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. As a result, the sharing ratio in effect for 1997 was 45.58% for SPDFII and 54.42% for SPPI'84. In conjunction with this amendment, the general partners forgave the December 31, 1996 balances of advances due from SMMP and included these amounts as adjustments to their respective equity accounts. The sharing ratio in effect for 1998 was 33.74% for SPDFII and 66.26% for SPPI'84. On January 1, 1999, the sharing ratio will be decreased to 33.01% for SPDF II and increased to 66.99% for SPPI'84 to reflect the 1998 contributions and distributions.

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

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned joint venture as of December 31, 1998. All significant intercompany balances and transactions have been eliminated in consolidation.

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page two

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid, short-term investments with original maturities of three months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Partnership at December 31, 1998 and 1997 consist of cash and cash equivalents, receivables, due from affiliates, accounts payable and notes payable. The fair value of cash and cash equivalents, receivables and accounts payable approximate the carrying value due to the short term nature of these items. In the opinion of management, the fair value of the notes payable approximates the carrying value as the interest rate is based on market rates at December 31, 1998. Management does not fair value the amounts due from affiliates due to the related party nature of these receivables.

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

Expenditures for repairs and maintenance are charged against income as incurred. Improvements and major renewals are capitalized. Costs and the related accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal or when fully depreciated and any resulting gain or loss is reflected in income.

Prior to 1995, the Partnership assessed impairment of income-producing properties based upon appraised values and established provisions for impairment where appraisals indicated other than temporary declines in value. Effective January 1, 1995, the Partnership implemented Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement"). The Partnership regularly evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Future cash flows are estimated and compared to the carrying amount of the asset to determine if an impairment has occurred. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Partnership shall recognize an impairment loss in accordance with the Statement. No such impairment has been recognized by the Partnership.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1998. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The investment in unconsolidated joint ventures is stated at cost and is adjusted for the Partnership's share in earnings or losses and cash contributions to or distributions from the joint ventures (equity method).

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page three

OTHER ASSETS

Deferred leasing costs represent costs incurred to lease properties and are amortized over the life of the related lease using the straight line method of accounting.

Deferred loan costs represent costs incurred to obtain financing and are amortized over the life of the related loan using the straight line method of accounting.

RENTAL INCOME AND RENT RECEIVABLE

Rental income is recognized on the straight-line method over the term of the related operating lease in accordance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

Rent receivable consists of (a) unbilled rent - the difference between rent recognized on the straight-line method and actual cash due; (b) billed rent rent due but not yet received.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." These SFAS's, which are effective for the Partnership's fiscal year ending December 31, 1998, establish additional disclosure requirements but do not affect the measurement of the results of operations. During the periods presented, the Partnership did not have any items of comprehensive income. The adoption of SFAS No. 131 had no effect on the Partnership's financial statements as the Partnership operates in only one segment, the acquisition, development, and operation of commercial real estate.


2.  DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 1998 and 1997, is as follows:

                                                             1998         1997
                                                           --------     --------
Other assets:

   Prepaid expenses ..................................     $ 21,070     $ 20,800
   Deferred loan costs, net of
     accumulated amortization of
     $226,318 in 1998 and
     $202,307 in 1997 ................................      133,878      157,889
   Deferred leasing costs, net of accumulated
     amortization of $414,395 in
     1998 and $871,903 in 1997 .......................      637,028      609,019
   Tax impounds ......................................       23,728       23,288
   Tenant improvement reserves .......................       82,289       20,354
                                                           --------     --------
                                                           $897,993     $831,350
                                                           ========     ========
Accrued and other liabilities:

   Accounts payable ..................................     $192,455     $ 38,666
   Security deposits .................................       17,922        5,999
   Accrued expenses ..................................        8,101        2,073
   Unearned rental income ............................       12,530            0
   Interest payable ..................................       20,982       22,027
                                                           --------     --------
                                                           $251,990     $ 68,765
                                                           ========     ========

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page four

3.  GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

An affiliate of S-P Properties, Inc. receives a management fee of 5.5% of the gross rental income collected from the property. This fee amounted to $109,725, $101,558 and $93,780, respectively, for the years ended December 31, 1998, 1997 and 1996. This fee was recorded as part of the operating expenses of the property.

SMMP reimburses an affiliate of S-P Properties, Inc. for expenses incurred by the affiliate for services provided to SMMP such as accounting, data processing and similar services. The affiliate was reimbursed $111,206, $104,580 and $101,142, respectively, for such services for the years ended December 31, 1998, 1997 and 1996. Additionally, SMMP reimbursed an affiliate for construction supervision costs incurred by the affiliate. For the years ended December 31, 1998, 1997 and 1996, the affiliate received $1,327, $11,154 and $48,205, respectively, for tenant improvements supervisory costs.

In consideration for services rendered with respect to initial leasing of SMMP's property, an affiliate of S-P Properties, Inc. is paid initial leasing costs. For the years ended December 31, 1998, 1997, and 1996, these fees amounted to $63,492, $3,656, and $65,120 respectively, and were recorded as deferred leasing costs.

During 1993, SMMP loaned funds to a former affiliate of S-P Properties, Inc. in the form of demand notes. Such liabilities were assumed by Finance Factors, Inc. which acquired S-P Properties, Inc. as of December 30, 1994. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc. who has assumed the note. The annual interest rate of the loans was variable at bank prime plus 2-1/4% - 3% with a minimum rate of 9%. The loans totaled $2,360,000 at December 31, 1993 and were reduced to $1,687,787 at December 31, 1994. This loan was amended effective January 1, 1995 fixing the interest rate at 10%. On December 31, 1998 and 1997, interest receivable of $202,581 and $338,020, respectively, was added to the principal balance of the loan. No interest related to this loan was due to the Partnership at December 31, 1998 and 1997. The principal balance outstanding at December 31, 1998 is $2,228,387. The loan is guaranteed by the owners of CGS Real Estate Company, Inc.

In 1996, the Partnership received a short-term, non-interest bearing loan from SPDFII in the amount of $155,590. This loan was reclassed to equity in 1997 (See
Note 1).

During 1996, the Partnership made a non-interest bearing advance to an affiliate in the amount of $4,771. Repayment is expected in 1999.

During 1995 and 1996, the Partnership received non-interest bearing short-term advances from SPPI'84 of $1,300,000 and $11,300, respectively. These advances were reclassed to equity in 1997 (See Note 1).

See Note 6 for note payable transactions with related parties.

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page five

4.   INCOME-PRODUCING PROPERTIES

At December 31, 1998 and 1997 the total cost and accumulated depreciation of the properties are as follows:


                                        1998                 1997
                                    ------------         ------------
Land ...........................    $  3,786,458         $  3,786,458
Building and improvements ......       8,487,806            9,926,189
                                    ------------         ------------

         Total .................      12,274,264           13,712,647

Accumulated depreciation .......      (3,273,970)          (4,625,842)
                                    ------------         ------------

         Net ...................    $  9,000,294         $  9,086,805
                                    ============         ============

During 1998 and 1997, the Partnership removed $1,784,496 and $787,700, respectively, from its building and improvements and related accumulated depreciation accounts for fully depreciated property.

Future minimum base rental income, under the existing operating leases for the Sierra Mira Mesa and Sorrento I properties, to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:



            YEAR ENDING              STRAIGHT-LINE      CASH
            DECEMBER 31,                BASIS           BASIS
        --------------------         ------------    ------------

               1999                $   2,078,020   $   2,189,576
               2000                    2,029,716       2,246,281
               2001                    2,023,332       2,339,768
               2002                    2,014,332       2,437,297
               2003                      595,285         677,208
            Thereafter                   772,937         849,648
                                     ------------    ------------

               Total               $   9,513,622   $  10,739,778
                                     ============    ============

In each of the three years in the period ending December 31, 1998, two tenants accounted for the majority of the Partnership's rental income. A state governmental agency associated with workers compensation insurance accounted for rental income of 78%, 67%, and 81% in 1998, 1997 and 1996, respectively; a tenant in the communications sector accounted for rental income of 15%, 13% and 10% in 1998, 1997 and 1996, respectively.


5.  INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

SMMP holds the following investments accounted for under the equity method at December 31, 1998:


 o a 33.55% equity interest in Sorrento II Partners ("SIIP"), a joint venture formed on October 1, 1993 with Sierra Pacific Institutional Properties V, an affiliate, to develop and operate Sierra Sorrento II, an industrial building located in San Diego, California. SMMP's investment in SIIP as of December 31, 1998 and 1997 is $1,711,089 and $1,711,297, respectively.
     SMMP's share of the net loss of SIIP for the three years ended December 31, 1998, 1997 and 1996 is $143,251, $59,066 and $61,933, respectively;

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page six

 o a 9.33% equity interest in Sierra Creekside Partners ("SCP"), a joint venture formed on February 1, 1994 with Sierra Pacific Development Fund, an affiliate, to develop and operate Sierra Creekside, a commercial office building in San Ramon, California. SMMP's investment in SCP as of December 31, 1998 and 1997 is $(75,610) and $25,510, respectively. SMMP's share of the net loss of SCP for the three years ended December 31, 1998, 1997 and 1996 is $8,420, $14,995 and $70,232, respectively;

 o a 34.51% equity interest in Sierra Vista Partners ("SVP"), a joint venture formed on February 1, 1994 with Sierra Pacific Development Fund III, an affiliate, to develop and operate Sierra Vista, an industrial building in Anaheim, California. SMMP's investment in SVP as of December 31, 1998 and 1997 is $4,981 and $56,963, respectively. SMMP's share of the net income
     (loss) of SVP for the three years ended December 31, 1998, 1997 and 1996 is $19,774, $(781,288) and $(222,600), respectively. The Sierra Vista property was sold in October 1997.

The following is a summary of aggregated financial information for all investments owned by SMMP which are accounted for under the equity method:



                       CONDENSED COMBINED BALANCE SHEETS


                                             DECEMBER 31,       DECEMBER 31,
                                                 1998              1997
                                            -------------      -------------
ASSETS

Cash and cash
equivalents ............................     $    85,793       $   122,997
Rent receivable ........................         542,527           549,240
Due from affiliate .....................          47,666            47,666
Income-producing property, net of
  accumulated depreciation .............       8,343,438         8,610,352
Other assets ...........................       1,320,667         1,339,407
                                             -----------       -----------

Total Assets ...........................     $10,340,090       $10,669,662
                                             ===========       ===========

LIABILITIES AND GENERAL
PARTNERS' EQUITY

Accrued and other liabilities ..........     $   520,646       $   325,087
Note payable ...........................       1,720,324         1,763,420
                                             -----------       -----------

Total Liabilities ......................       2,240,970         2,088,507
                                             -----------       -----------

Ground lessors' equity in
  income-producing property ............       3,000,000         3,000,000
                                             -----------       -----------

General Partners' equity ...............       5,099,120         5,581,155
                                             -----------       -----------

Total Liabilities and General
  Partners' equity .....................     $10,340,090       $10,669,662
                                             ===========       ===========

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page seven


                  CONDENSED COMBINED STATEMENTS OF OPERATIONS

                                            FOR THE YEAR ENDED DECEMBER 31,
                                    -------------------------------------------
                                        1998            1997            1996
                                    -----------     -----------     -----------
Revenues:
   Rental income ...............    $ 1,734,403     $ 2,294,859     $ 2,474,335
   Other income ................         93,668           9,698          13,968
                                    -----------     -----------     -----------
           Total revenues ......      1,828,071       2,304,557       2,488,303
                                    -----------     -----------     -----------
Expenses:
   Operating expenses ..........      1,302,968       1,755,826       1,788,643
   Depreciation and amortization        829,081       1,321,177       1,461,571
   Interest ....................        156,636         459,763         427,967
                                    -----------     -----------     -----------

           Total expenses ......      2,288,685       3,536,766       3,678,181
                                    -----------     -----------     -----------

Net loss before disposition of
   property ....................       (460,614)     (1,232,209)     (1,189,878)
Loss from property disposition .              0        (967,764)              0
                                    -----------     -----------     -----------
Net loss .......................    $  (460,614)    $(2,199,973)    $(1,189,878)
                                    ===========     ===========     ===========


6.   NOTES PAYABLE

                                                          1998           1997
                                                       ----------     ----------

Mortgage note payable, due in monthly
installments with interest at 7.74%,
collateralized by the real property
known as Sierra Mira Mesa. This note
matures in October 2010  .........................     $4,802,191     $5,041,225

Mortgage note payable to affiliate,
due in monthly installments with interest
fixed at 9.34% per annum through
October 1998, at which time the rate
converted to the one-year treasury rate
plus 375 basis points. The note is
collateralized by the real property
known as Sorrento I. This note matures in
March 2015  ......................................        616,223        631,827
                                                       ----------     ----------

                                                       $5,418,414     $5,673,052
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

A modification agreement was entered into on September 30, 1997. The interest rate remained fixed at 9.34% through October 1998, at which time the rate converted to the one-year treasury rate plus 375 basis points (9.06% at December 31, 1998). The principal of the note on the effective date was $635,479 and is amortized over a 210-month term until maturity in March 2015. Current payments are $6,048 per month, principal and interest inclusive. The loan balance as of December 31, 1998 was $616,223.

The excess of the net carrying amount of the balance due under the bank note agreement, net of unamortized deferred loan fees, over the balance due under the CGS Agreement was recognized as an extraordinary item in 1996 in the amount of $1,200,381.

Annual maturities under the Sierra Mira Mesa note and the CGS Agreement as of December 31, 1998 are: $275,661 in 1999; $298,018 in 2000; $322,194 in 2001;
$348,333 in 2002; $376,598 in 2003; and $3,797,610 thereafter.

The Partnership is exposed to interest rate fluctuations on $616,223 of variable debt at December 31, 1998.

                              SORRENTO II PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)


        BALANCE SHEETS AS OF DECEMBER 31, 1998 AND 1997 AND STATEMENTS OF OPERATIONS, CHANGES IN GENERAL PARTNERS' EQUITY AND CASH FLOWS FOR EACH OF
          THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998 AND
                          INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sorrento II Partners


We have audited the accompanying balance sheets of Sorrento II Partners, a California general partnership, (the "Partnership") as of December 31, 1998 and 1997, and the related statements of operations, changes in general partners' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sorrento II Partners as of December 31, 1998 and 1997, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 1999

                              SORRENTO II PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

--------------------------------------------------------------------------------



                                           DECEMBER 31, 1998   DECEMBER 31, 1997
                                           -----------------   -----------------
ASSETS

Cash and cash equivalents ................     $    3,203         $   23,479
Receivables:
  Unbilled rent (Notes 1 and 4) ..........        486,238            476,278
Due from affiliates (Note 3) .............         18,995             18,995
Prepaid ground lease (Note 3) ............        683,000            845,000
Income-producing property - net of
  accumulated depreciation of
  $2,760,889 in 1998 and $2,390,306
  in 1997 (Notes 1 and 4) ................      5,570,726          5,629,596
Other assets (Notes 1, 2 and 3) ..........        385,079            219,646
                                               ----------         ----------

Total Assets .............................     $7,147,241         $7,212,994
                                               ==========         ==========

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities (Note 2) ...     $  252,764         $   48,386
Ground lease payable (Note 1) ............        185,863            172,058
                                               ----------         ----------

Total Liabilities ........................        438,627            220,444
                                               ----------         ----------

Ground lessor's equity in income-
  producing property (Note 3) ............      3,000,000          3,000,000
                                               ----------         ----------

General Partners' equity (Notes 1 and 5) .      3,708,614          3,992,550
                                               ----------         ----------

Total Liabilities and Partners' equity ...     $7,147,241         $7,212,994
                                               ==========         ==========

                             SEE ACCOMPANYING NOTES

                              SORRENTO II PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


--------------------------------------------------------------------------------

                                          1998           1997           1996
                                      -----------    -----------    -----------

REVENUES:
  Rental income (Note 1) ..........   $   814,801    $   979,052    $   990,901
                                      -----------    -----------    -----------

       Total revenues .............       814,801        979,052        990,901
                                      -----------    -----------    -----------

EXPENSES:
Operating expenses:
    Depreciation and amortization .       458,276        447,453        447,452
    Ground lease (Note 3) .........       373,805        381,826        382,733
    Property taxes and insurance ..       104,621         89,444         90,530
    Maintenance and repairs .......        80,758         66,599         84,287
    Administrative fees (Note 3) ..        74,059         65,163         67,428
    Management fees (Note 3) ......        49,919         59,515         54,102
    Legal and accounting ..........        29,742         61,781         33,070
    General and administrative ....        15,055         13,655         25,316
    Utilities .....................        26,250         22,029         20,193
    Renting expenses ..............             0          1,981          1,940
    Other operating expenses ......        29,295          6,723         13,915
                                      -----------    -----------    -----------

Total operating expenses ..........     1,241,780      1,216,169      1,220,966
                                      -----------    -----------    -----------

NET LOSS ..........................   $  (426,979)   $  (237,117)   $  (230,065)
                                      ===========    ===========    ===========


                             SEE ACCOMPANYING NOTES

                              SORRENTO II PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                STATEMENTS OF CHANGES IN GENERAL PARTNERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------

                                                           GENERAL PARTNERS
                                             -------------------------------------------

                                             SIERRA PACIFIC     SIERRA
                                             INSTITUTIONAL     MIRA MESA
                                              PROPERTIES V     PARTNERS         TOTAL
                                             --------------   -----------    -----------
General Partners' equity - January 1, 1996 .   $ 2,627,436    $ 1,286,896    $ 3,914,332
Net loss ...................................      (168,132)       (61,933)      (230,065)
Contributions ..............................             0         44,500         44,500
Distributions ..............................             0       (190,500)      (190,500)
                                               -----------    -----------    -----------

General Partners' equity - December 31, 1996     2,459,304      1,078,963      3,538,267
Net loss ...................................      (178,051)       (59,066)      (237,117)
Contributions ..............................             0        953,400        953,400
Distributions ..............................             0       (262,000)      (262,000)
                                               -----------    -----------    -----------

General Partners' equity - December 31, 1997     2,281,253      1,711,297      3,992,550
Net loss ...................................      (283,728)      (143,251)      (426,979)
Contributions ..............................             0        228,700        228,700
Distributions ..............................             0        (85,657)       (85,657)
                                               -----------    -----------    -----------

General Partners' equity - December 31, 1998   $ 1,997,525    $ 1,711,089    $ 3,708,614
                                               ===========    ===========    ===========

                             SEE ACCOMPANYING NOTES

                              SORRENTO II PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------

                                                              1998        1997         1996
                                                           ----------   ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .............................................   $(426,979)   $(237,117)   $(230,065)
  Adjustments to reconcile net loss to cash
  provided by (used in) operating activities:
    Depreciation and amortization ......................     458,276      447,453      447,452
    (Increase) decrease in rent receivable .............      (9,960)      13,687      (88,632)
    Increase in other assets ...........................     (62,463)    (844,087)      (1,967)
    Increase (decrease) in accrued and other liabilities     218,183      (27,122)      31,729
                                                           ---------    ---------    ---------

    Net cash provided by (used in) operating activities      177,057     (647,186)     158,517
                                                           ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property additions ......................    (340,376)     (29,313)     (51,877)
                                                           ---------    ---------    ---------

  Net cash used in investing activities ................    (340,376)     (29,313)     (51,877)
                                                           ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments to affiliates ...............................           0            0      (18,995)
  Distributions to General Partner .....................     (85,657)    (262,000)    (190,500)
  Contributions from General Partner ...................     228,700      953,400       44,500
                                                           ---------    ---------    ---------

  Net cash provided by (used in) financing activities ..     143,043      691,400     (164,995)
                                                           ---------    ---------    ---------

NET (DECREASE) INCREASE IN CASH
     AND CASH EQUIVALENTS ..............................     (20,276)      14,901      (58,355)

CASH AND CASH EQUIVALENTS - Beginning of year ..........      23,479        8,578       66,933
                                                           ---------    ---------    ---------

CASH AND CASH EQUIVALENTS - End of  year ...............   $   3,203    $  23,479    $   8,578
                                                           =========    =========    =========

                             SEE ACCOMPANYING NOTES

                              SORRENTO II PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Sorrento II Partners ("SIIP") was organized on October 1, 1993 as a California general partnership between Sierra Pacific Institutional Properties V ("SPIPV") and Sierra Mira Mesa Partners ("SMMP") to develop and operate the real property known as Sorrento II (the "Property"), an 88,073 office building in San Diego, California. The property consists of two separate buildings; a two-story building consisting of 29,500 usable square feet that was completed in November 1988 and a two-story building consisting of 58,573 usable square feet that was completed in May 1989. In 1993, SMMP contributed cash of $710,000 ($1,470,400, net, through December 31, 1995) for a 20.11% interest and SPIPV contributed the property and $115,000 cash for a 79.89% interest. During 1996, 1997 and 1998, SMMP contributed an additional $44,500, $953,400 and $228,700 and received distributions amounting to $190,500, $262,000 and $85,657 respectively. The partnership agreement calls for a recalculation of the percentage ownership interest each year on January 1st to account for the partners' aggregate capital contributions and distributions since inception through the prior year. Accordingly, as of January 1, 1996, 1997 and 1998 SPIPV's interest in SIIP was changed to 73.08%, 75.09% and 66.45%, respectively. On January 1, 1999, SPIPV's interest will be decreased to 64.90% and SMMP's interest will be increased to 35.10% to reflect the 1998 contributions and distributions.

S-P Properties, Inc. is the General Partner of SPIPV and of SMMP's general partners, Sierra Pacific Development Fund II ("SPDFII") and Sierra Pacific Pension Investors '84 ("SPPI'84"). On December 30, 1994, all of the outstanding stock of TCP, Inc. was sold to Finance Factors, Inc. TCP, Inc. owns all of the common stock of S-P Properties, Inc. Finance Factors was a subsidiary of CGS Real Estate Company, Inc., a national real estate company. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc., another subsidiary of CGS Real Estate Company, Inc.

On October 1, 1993, the Partnership created a California general partnership (Sorrento II Partners) with Sierra Mira Mesa Partners ("SMMP"), an affiliate, to facilitate cash contributions by SMMP for the continued development and operation of the Sorrento II property. The Partnership contributed the Sierra Sorrento II property and cash and SMMP contributed cash to the newly formed partnership. At December 31, 1998, the Partnership's remaining asset is a 66.45% interest in Sorrento II Partners.

On July 8, 1997, the Sorrento II land was purchased from Lincoln National Life Insurance Company by CGS Real Estate Company, Inc., an affiliate of the General Partner. On September 24, 1997, all rights, title and interest in the ground lease were transferred and assigned to CGS Real Estate Company, Inc. ("Ground Lessor") (See Note 3).

BASIS OF FINANCIAL STATEMENTS

SIIP maintains its books and prepares its financial statements in accordance with generally accepted accounting principles. However, the Partnership prepares its tax returns on the accrual basis of accounting as defined by the Internal Revenue Code with adjustments to reconcile book and taxable income (loss) for differences in the treatment of certain income and expense items. The accompanying financial statements do not reflect any provision for federal or state income taxes since such taxes are the obligation of the individual partners.

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

Sorrento II Partners
Notes to Consolidated Financial Statements
Page two


CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid, short-term investments with original maturities of three months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of SIIP at December 31, 1998 and 1997 consist of cash and cash equivalents, receivables, due from affiliates, and accounts payable. The fair value of cash and cash equivalents, receivables, and accounts payable approximates the carrying value due to the short term nature of these items. The amounts due from affiliates are not fair valued due to the related party nature of these receivables.

INCOME-PRODUCING PROPERTY

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

Expenditures for repairs and maintenance are charged against income as incurred. Improvements and major renewals are capitalized. Costs and the related accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal or when fully depreciated and any resulting gain or loss is reflected in income.

Prior to 1995, the Partnership assessed impairment of income-producing properties based upon appraised values and established provisions for impairment where appraisals indicated other than temporary declines in value. Effective January 1, 1995, SIIP implemented Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement"). SIIP regularly evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Future cash flows are estimated and compared to the carrying amount of the asset to determine if an impairment has occurred. If the sum of the expected future cash flows is less than the carrying amount of the asset, SIIP shall recognize an impairment loss in accordance with the Statement. No such impairment has been recognized by the Partnership.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1998. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. SIIP may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

OTHER ASSETS

Deferred leasing costs represent costs incurred to lease properties and are amortized over the life of the related lease using the straight line method of accounting.

Sorrento II Partners
Notes to Consolidated Financial Statements
Page three


RENTAL INCOME AND RENT RECEIVABLE

Rental income is recognized on the straight-line method over the term of the related operating lease in accordance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

Unbilled rent receivable represents the difference between rent recognized on the straight-line method and actual cash due.

GROUND LEASE PAYABLE

Ground lease payable represents the difference between rent recognized on the straight-line method in accordance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases" and actual cash due and paid by that date.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." These SFAS's, which are effective for the Partnership's fiscal year ending December 31, 1998, establish additional disclosure requirements but do not affect the measurement of the results of operations. During the periods presented, the Partnership did not have any items of comprehensive income. The adoption of SFAS No. 131 had no effect on the Partnership's financial statements as the Partnership operates in only one segment, the acquisition, development, and operation of commercial real estate.


2.     DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 1998 and 1997, is as follows:


                                                   1998           1997
                                                 --------       --------
Other assets:
     Prepaid expenses ......................     $ 45,741       $ 37,106
     Deferred  leasing costs, net of
       accumulated amortization  of
       $225,616 in 1998 and $204,574
       in 1997 .............................      339,338        182,540
                                                 --------       --------
                                                 $385,079       $219,646
                                                 ========       ========

Accrued and other liabilities:
     Accounts payable ......................     $ 83,801       $ 40,319
     Unearned rental income ................      152,150              0
     Security deposits .....................        7,249          7,249
     Other .................................        9,564            818
                                                 --------       --------
                                                 $252,764       $ 48,386
                                                 ========       ========

Sorrento II Partners
Notes to Consolidated Financial Statements
Page four



3.     GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

An affiliate of the General Partner may receive a management fee of 6% of the gross rental income collected from the properties. Management fees paid to affiliates for the years ended December 31, 1998, 1997 and 1996 were $49,919, $59,515 and $54,102, respectively.

An affiliate of the General Partner is entitled to reimbursement for expenses incurred by the affiliate for services provided to SIIP such as accounting, legal, data processing and similar services. The affiliate was reimbursed $77,844, $69,720 and $67,428 for such services for the years ended December 31, 1998, 1997, and 1996, respectively. In consideration for services rendered with respect to initial leasing of SIIP properties, ASRE is paid initial leasing costs. For the year ended December 31, 1998, a total of $74,504 was paid for initial leasing costs. No such costs were incurred in 1997 and 1996. Additionally, SIIP reimbursed the affiliate for construction supervision costs incurred by the affiliate. For the years ended December 31, 1998 and 1997, the affiliate received $22,511 and $1,998, respectively, for tenant improvements supervisory costs. No such costs were incurred in 1996.

SIIP sold the Sierra Sorrento II land holdings to Lincoln National Life Insurance Company for $3,000,000 on February 1, 1989. Upon ownership transfer, SIIP entered into a 40 year ground lease with the insurance company. The Sierra Sorrento II land lease requires initial minimum payments of $25,000 per month commencing February 1989. The terms of the ground lease require scheduled rent increases over the lease term and additional ground rent. Subject to the provisions of the ground lease, SIIP has the right to sell the property (land and buildings) to a third party. Upon ownership transfer the ground lease will terminate. Upon sale, the Ground Lessor is entitled to remuneration of the prior $3,000,000 investment prior to distribution of proceeds to SIIP. The Ground Lessor will also participate in the appreciation of the property (upon sale) based on a formula contained in the ground lease agreement. On July 8, 1997, the land was purchased from Lincoln National Life Insurance Company by CGS Real Estate Company, Inc., an affiliate of the General Partner. On September 24, 1997, all rights, title and interest in the ground lease were transferred and assigned to CGS Real Estate Company, Inc. ("Ground Lessor").

In October 1997, SIIP prepaid $900,000 of the ground lease to CGS Real Estate Company, Inc in exchange of an amendment reducing the minimum rent required under the lease from $360,000 to $330,000 per year from 1999 to 2008. The minimum basic rent effective January 1, 2009 through December 31, 2028 remained unchanged at $360,000 per year. The November 1997, December 1997, and January 1998 rent amounts payable under the terms of the lease were applied against the prepaid balance. Effective February 1998, rent amounts shall be paid at the rate of $18,000 per month until such time that the prepaid balance is extinguished. For the years ended December 31, 1998 and 1997, the SIIP paid $198,000 and $35,000, respectively, to CGS Real Estate Company, Inc. and $162,000 and $55,000, respectively, was applied against the prepaid balance. Hence, at December 31, 1998 the prepaid balance was $683,000.

Future minimum basic rent required under the ground lease is as follows:

                                  MINIMUM
   YEAR ENDING DECEMBER 31,      BASIC RENT
   ------------------------    ------------

          1999                $    330,000
          2000                     330,000
          2001                     330,000
          2002                     330,000
          2003                     330,000
         Thereafter              8,850,000
                              ------------
           Total              $ 10,500,000
                              ============

Sorrento II Partners
Notes to Consolidated Financial Statements
Page five


During 1996, the Partnership made a non-interest bearing loan to an affiliate in the amount of $18,995. Repayment is expected in 1999.


4.     INCOME-PRODUCING PROPERTY

At December 31, 1998 and 1997 the total cost and accumulated depreciation of the property are as follows:


                                        1998             1997
                                     -----------     -----------

Land .............................   $ 2,569,815     $ 2,569,815
Building and improvements ........     5,761,800       5,450,087
                                     -----------     -----------
         Total ...................     8,331,615       8,019,902

Accumulated depreciation .........    (2,760,889)     (2,390,306)
                                     -----------     -----------

         Net .....................   $ 5,570,726     $ 5,629,596
                                     ===========     ===========


SIIP experienced a land ownership transfer during 1997 (See Note 3).

Future minimum base rental income, under the existing operating leases for the Sierra Sorrento II property, to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:


                                STRAIGHT-LINE        CASH
 YEAR ENDING DECEMBER 31,          BASIS             BASIS
--------------------------     --------------    ------------

          1999                 $   964,485       $  1,004,441
          2000                     964,485          1,050,272
          2001                     964,485          1,081,755
          2002                     964,485          1,110,726
          2003                     443,200            486,301
         Thereafter                561,738            615,621
                               -----------       ------------

           Total               $ 4,862,878       $  5,349,116
                               ===========       ============

In 1998, the Partnership relied on two tenants to generate all rental income; 82% was from an electronics manufacturer and the remaining 18% from a media and marketing company. In 1997 and 1996, two tenants generated all rental income; 65% from the electronics manufacturer and 35% from a healthcare administrator.

Sorrento II Partners
Notes to Consolidated Financial Statements
Page six


5.     GENERAL PARTNERS' EQUITY

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

Upon dissolution of the partnership, any proceeds should be distributed first to Sierra Mira Mesa as a return of capital in proportion to its aggregate unreturned capital contributed and then to Sierra Pacific Instituional Properties V in proportion to its aggregate unreturned capital contributed. Any remaining proceeds shall be first distributed pro rata in proportion to the Partners' positive balances in their capital accounts and then in accordance with their percentage interest in the year of dissolution.

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