Form 10-Q
period 1999-03-31
SIERRA PACIFIC PENSION INVESTORS 84
filed 1999-05-13
CIK 747729

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter ended                       March 31, 1999
                      ----------------------------------------------------
Commission file number                     0-14269
                      ----------------------------------------------------




                      SIERRA PACIFIC PENSION INVESTORS `84
                             (A LIMITED PARTNERSHIP)


        State of California                        33-0043952
-------------------------------------  -----------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification
   incorporation or organization)                   Number)


     5850 San Felipe, Suite 450
           Houston, Texas                            77057
----------------------------------------  --------------------------------
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number,
including area code:                          (713) 706-6271
                              -----------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                           PAGE
                                                                          NUMBER
Balance Sheets - March 31, 1999 and December 31, 1998                       5


Statements of Operations - For the Three Months Ended March 31, 1999
and 1998                                                                    6

Statements of Changes in Partners' Equity - From June 5, 1984 (inception of the Partnership) to December 31, 1998 and for the Three Months Ended
March 31, 1999                                                              7

Statements of Cash Flows - for the Three Months Ended March 31, 1999 and
1998                                                                        8

Notes to Financial Statements                                               9

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

(a)         OVERVIEW

The following discussion should be read in conjunction with the Partnership's Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns one property, Sierra Valencia. In addition, the Partnership holds a 66.99% interest in Sierra Mira Mesa Partners ("SMMP").

(b)         RESULTS OF OPERATIONS

Rental income for the three months ended March 31, 1999 increased by $22,000, or 19%, when compared to the corresponding period in the prior year, primarily due to higher rental rates. Further, billing credits were given to tenants in the first quarter of the prior year due to common area maintenance fees being lower than anticipated in 1997. The Property was 100% occupied at March 31, 1999.

Operating expenses for the three months ended March 31, 1999 increased by $10,000, or 8%, principally due to an increase in data processing fees and other general and administrative costs incurred during the quarter.

Depreciation and amortization expenses for the three months ended March 31, 1999 increased by $4,000, or 6%, when compared to the corresponding period in 1998, due to additional capitalized tenant improvements and leasing costs.

The Partnership's share of income from investment in SMMP was $59,000 for the three months ended March 31, 1999 compared to $81,000 for the same period in the 1998. SMMP increased its income for the three months ended March 31, 1999, however, the Partnership had overstated its share of loss from investment in SMMP in 1997 and recorded a $76,000 adjustment in the first quarter of 1998.

(c)         LIQUIDITY AND CAPITAL

As of March 31, 1999, the Partnership is in an illiquid position. Total cash and billed receivables amount to $7,000 compared to $141,000 of accrued and other liabilities. The Partnership anticipates cash required to meet debt obligations and for the construction of new tenant space will be funded from the operations of the Property and distributions from SMMP.

(d)         YEAR 2000 COMPLIANCE

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

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998

--------------------------------------------------------------------------------

                                              March 31, 1999   December 31, 1998
                                              --------------   -----------------
ASSETS

Cash and cash equivalents .................   $        7,119   $          10,122
Receivables:
   Note receivable, net of deferred gain
    of $215,786............................        2,227,627           2,227,627
   Unbilled rent ..........................           43,269              42,331
   Billed rent ............................              650                 962
   Other ..................................           61,085                   0
Due from affiliates .......................           47,466              47,466
Income-producing property - net of
  accumulated depreciation and valuation
  allowance of $3,794,266 and $3,741,937,
  respectively ............................        1,207,711           1,212,015
Investment in unconsolidated joint venture         6,800,939           6,743,274
Other assets ..............................          230,900             274,381
                                              --------------   -----------------
Total Assets ..............................   $   10,626,766   $      10,558,178
                                              ==============   =================
LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities .............   $      140,611   $         143,487
Due to affiliate ..........................           54,500                   0
Notes payable .............................        1,463,824           1,484,983
                                              --------------   -----------------
Total Liabilities .........................        1,658,935           1,628,470
                                              --------------   -----------------
Partners' equity:
  General Partner .........................                0                   0
  Limited Partners:
    80,000 units authorized,
    77,000 issued and outstanding .........        8,967,831           8,929,708
                                              --------------   -----------------
Total Partners' equity ....................        8,967,831           8,929,708
                                              --------------   -----------------
Total Liabilities and Partners' equity ....   $   10,626,766   $      10,558,178
                                              ==============   =================

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 19981


--------------------------------------------------------------------------------

                                                         1999            1998
                                                      ---------       ---------
REVENUES:
  Rental income ................................      $ 143,659       $ 121,168
  Interest income ..............................         61,088          55,534
                                                      ---------       ---------
       Total revenues ..........................        204,747         176,702
                                                      ---------       ---------
EXPENSES:
  Operating expenses ...........................        122,176         112,319
  Depreciation and amortization ................         68,349          64,343
  Interest expense .............................         34,769          38,127
                                                      ---------       ---------
       Total costs and expenses ................        225,294         214,789
                                                      ---------       ---------
LOSS BEFORE PARTNERSHIP'S SHARE OF
  JOINT VENTURE INCOME .........................        (20,547)        (38,087)

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
  JOINT VENTURE INCOME .........................         58,670          80,549
                                                      ---------       ---------
NET INCOME .....................................      $  38,123       $  42,462
                                                      =========       =========
Net income per limited partnership unit ........      $    0.50       $    0.55
                                                      =========       =========

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A LIMITED PARTNERSHIP)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
        FROM JUNE 5, 1984 (INCEPTION OF PARTNERSHIP) TO DECEMBER 31, 1998
                  AND FOR THE THREE MONTHS ENDED MARCH 31, 1999

--------------------------------------------------------------------------------

                                           Limited Partners                              Total
                                      ----------------------------       General        Partners'
                                        Per Unit         Total           Partner         Equity
                                      ------------    ------------    ------------    ------------
Proceeds from sale of
  partnership units ...............   $     250.00    $ 19,418,250            --      $ 19,418,250
Underwriting commissions
  and other organization expenses .         (37.34)     (2,894,014)           --        (2,894,014)
Repurchase of 665 partnership units          (0.03)       (151,621)           --          (151,621)
Cumulative net (loss) income
  (to December 31, 1998) ..........         (75.23)     (5,792,901)   $    133,334      (5,659,567)
Cumulative distributions
  (to December 31, 1998) ..........         (21.43)     (1,650,006)       (133,334)     (1,783,340)
                                      ------------    ------------    ------------    ------------
Partners' equity - January 1, 1999          115.97       8,929,708               0       8,929,708
Net income ........................           0.50          38,123            --            38,123
                                      ------------    ------------    ------------    ------------
Partners' equity - March 31, 1999 .   $     116.47    $  8,967,831    $          0    $  8,967,831
                                      ============    ============    ============    ============

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

--------------------------------------------------------------------------------

                                                             1999        1998
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...........................................   $ 38,123    $ 42,462
  Adjustments to reconcile net income
  to cash provided by (used in) operating activities:
    Depreciation and amortization ......................     68,349      64,343
    Undistributed income of unconsolidated
      joint venture ....................................    (58,670)    (80,549)
    (Increase) decrease in rent receivable .............       (626)      5,702
    Increase in other receivables ......................    (61,085)    (55,532)
    Decrease (increase) in other assets ................     28,466     (49,982)
    (Decrease) increase in accrued and other liabilites      (2,876)     49,280
                                                           --------    --------
    Net cash provided by (used in) operating activities      11,681     (24,276)
                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ....................    (48,025)          0
                                                           --------    --------
    Net cash used in investing activities ..............    (48,025)          0
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on notes payable ................    (21,159)    (18,900)
    Loan from affiliate ................................     54,500      33,000
                                                           --------    --------
    Net cash provided by financing activities ..........     33,341      14,100
                                                           --------    --------
NET DECREASE IN CASH  AND CASH EQUIVALENTS .............     (3,003)    (10,176)

CASH AND CASH EQUIVALENTS - Beginning of period ........     10,122      27,154
                                                           --------    --------
CASH AND CASH EQUIVALENTS - End of period ..............   $  7,119    $ 16,978
                                                           ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
    Cash paid during the period for interest ...........   $ 34,888    $ 38,233
                                                           ========    ========

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                      SIERRA PACIFIC PENSION INVESTORS `84
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
   ------------------------------------------------------------------------

1.    BASIS OF FINANCIAL STATEMENTS

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at March 31, 1999 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1998.

2.    RELATED PARTY TRANSACTIONS

Included in the financial statements for the three months ended March 31, 1999 and 1998 are affiliate transactions as follows:

                                                            March 31
                                                       ----------------
                                                        1999       1998
                                                       -------   -------
                     Management fees .......           $ 4,585   $ 4,298
                     Administrative fees ...            16,596    16,401


3.     INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners ("SMMP") was formed in 1985 between the Partnership and Sierra Pacific Development Fund II ("SPDFII"), an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. The Partnership's initial ownership interest in SMMP was 49%; the remaining 51% was owned by SPDFII. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. At March 31, 1999 the Partnership's interest in SMMP was 66.99%; the remaining 33.01% interest is owned by SPDFII.

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned California general partnership. Summarized income statement information for SMMP for the three months ended March 31, 1999 and 1998 follows:

                                    UNAUDITED

Sierra Pacific Pension Investors '84
Notes to Financial Statements
Page two


                                                               March 31
                                                      --------------------------
                                                        1999              1998
                                                      --------          --------
            Rental income ..................          $500,720          $482,917
            Total revenues .................           556,010           534,154
            Operating expenses .............           190,270           206,776
            Share of unconsolidated
              joint venture loss ...........            25,266            57,843
            Net income .....................            87,978             5,549


As of March 31, 1999, SMMP holds a 35.10% interest in Sorrento II Partners ("SIIP"), a California general partnership with Sierra Pacific Institutional Properties V formed in 1993; a 6.55% interest in Sierra Creekside Partners ("SCP"), a California general partnership with Sierra Pacific Development Fund formed in 1994; and a 33.32% interest in Sierra Vista Partners ("SVP"), a California general partnership with Sierra Pacific Development Fund III formed in 1994.

Summarized income statement information for these Partnerships, which are accounted for by SMMP under the equity method, for the three months ended March 31, 1999 and 1998 follows:

                                                                 SIIP
                                                     ---------------------------
                                                               March 31
                                                     ---------------------------
                                                       1999               1998
                                                     --------           --------
            Rental income ................           $260,066           $169,808
            Total revenues ...............            260,066            169,808
            Operating expenses ...........            123,578            104,860
            Net loss .....................             63,391            136,367

                                          SCP                      SVP
                                 ---------------------     ---------------------
                                       March 31                  March 31
                                 ---------------------     ---------------------
                                   1999         1998         1999         1998
                                 --------     --------     --------     --------
Rental income ..............     $214,772     $203,881     $      0     $      0
Total revenues .............      214,772      203,881       11,907            0
Operating expenses .........      126,351      125,117       13,797       20,852
Net loss ...................       36,421       52,473        2,457       20,852

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


                          SIERRA PACIFIC PENSION INVESTORS `84
                          a Limited Partnership
                          S-P PROPERTIES, INC.
                          General Partner


Date:  MAY 4, 1999        /S/ THOMAS N. THURBER
     -----------------    -----------------------------------------
                          Thomas N. Thurber
                          President and Director

Date:  MAY 4, 1999        /S/ G. ANTHONY EPPOLITO
     -----------------    -----------------------------------------
                          G. Anthony Eppolito
                          Chief Accountant