Form 10-Q
period 1999-06-30
SIERRA PACIFIC PENSION INVESTORS 84
filed 1999-08-10
CIK 747729

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter ended                         June 30, 1999
                              -------------------------------------
Commission file number                       0-14269
                              -------------------------------------

                      SIERRA PACIFIC PENSION INVESTORS `84
                             (A LIMITED PARTNERSHIP)
                             -----------------------

         State of California                        33-0043952
--------------------------------------      -------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification
     incorporation or organization)                    Number)

      5850 San Felipe, Suite 450
            Houston, Texas                            77057
--------------------------------------      -------------------------------
   (Address of principal executive                  (Zip Code)
                offices)

Registrants's telephone number,
including area code:                               (713) 706-6271
                                            -------------------------------

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

                                                                   Page
                                                                  Number
                                                                  ------
Balance Sheets - June 30, 1999 and December 31, 1998                 5

Statements of Operations - For the Six Months Ended
June 30, 1999 and 1998 and For the Three Months Ended
June 30, 1999 and 1998.                                              6

Statements of Changes in Partners' Equity - From June 5, 1984
(inception of the Partnership) to December 31, 1998 and for the
Six Months Ended June 30, 1999.                                      7

Statements of Cash Flows - For the Six Months Ended June 30,
1999 and 1998.                                                       8

Notes to Financial Statements                                        9

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

(b)         RESULTS OF OPERATIONS

Rental income for the six months ended June 30, 1999 increased by $89,000, or 39%, when compared to the corresponding period in the prior year, primarily due to an increase in occupancy and higher rental rates. Rental income for the three months ended June 30, 1999 increased by $67,000, or 61%, principally due to the increase in occupancy and higher rental rates. In addition, tenant billings rose during the quarter as a result of common area maintenance fees being higher than anticipated in the prior year. The Property was 100% occupied at June 30, 1999.

Operating expenses for the six months ended June 30, 1999 increased by $35,000, or 18%, in comparison to the corresponding period in the prior year, principally due to an increase in administrative costs. Operating expenses for the three months ended June 30, 1999 increased by $25,000, or 32%, primarily as a result of the increase in administrative costs. Further, higher professional fees were incurred during the quarter.

Depreciation and amortization expenses for the six months ended June 30, 1999 increased by $10,000, or 8%, when compared to the corresponding period in 1998, due to additional capitalized tenant improvements and leasing costs.

In May 1999, the Partnership received a $943,000 principal payment on its trust deed note receivable and recognized $83,000 of its deferred gain related to the note receivable.

The Partnership's share of income from investment in SMMP increased by $55,000 for the six months ended June 30, 1999 when compared to the same period in the prior year. SMMP generated income for the six months and three months ended June 30, 1999.

(c)         LIQUIDITY AND CAPITAL

The Partnership received a $943,000 principal payment on its trust deed note receivable in May 1999. These funds were primarily used to satisfy the liquidity requirements of SMMP.

As of June 30, 1999, the Partnership is in an illiquid position with cash and and billed receivables of $95,000 and accrued and other liabilities of $110,000. The Partnership anticipates cash required to meet debt obligations and for the construction of new tenant space will be funded from the operations of the Property.

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

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A LIMITED PARTNERSHIP)
                             -----------------------
                                 BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------


                                                       JUNE 30,     DECEMBER 31,
                                                         1999           1998
                                                      -----------   ------------
ASSETS

Cash and cash equivalents .........................   $    77,081   $     10,122
Receivables:
   Note receivable, net of deferred gain
    of $132,471 and $215,786, respectively ........     1,367,529      2,227,627
   Unbilled rent ..................................        43,887         42,331
   Billed rent ....................................        17,841            962
   Other ..........................................        16,610              0
Due from affiliates ...............................       513,749         47,466
Income-producing property - net of
  accumulated depreciation and valuation
  allowance of $3,847,569 and $3,741,937,
  respectively ....................................     1,220,859      1,212,015
Investment in unconsolidated joint venture ........     6,921,481      6,743,274
Other assets ......................................       565,776        274,381
                                                      -----------   ------------

Total Assets ......................................   $10,744,813   $ 10,558,178
                                                      ===========   ============
LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities .....................   $   109,638   $    143,487
Notes payable .....................................     1,442,752      1,484,983
                                                      -----------   ------------

Total Liabilities .................................     1,552,390      1,628,470
                                                      -----------   ------------
Partners' equity:
  General Partner .................................             0              0
  Limited Partners:
    80,000 units authorized,
    77,000 issued and outstanding .................     9,192,423      8,929,708
                                                      -----------   ------------

Total Partners' equity ............................     9,192,423      8,929,708
                                                      -----------   ------------

Total Liabilities and Partners' equity ............   $10,744,813   $ 10,558,178
                                                      ===========   ============

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                     SIERRA PACIFIC PENSION INVESTORS '84
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
              AND FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                             Six Months Ended       Three Months Ended
                                                 June 30,                June 30,
                                          ----------------------    --------------------
                                            1999         1998         1999       1998
                                          ---------    ---------    --------   ---------
REVENUES:
  Rental income .......................   $ 319,871    $ 230,389    $176,212   $ 109,221
  Interest income .....................     112,399      111,069      51,311      55,535
                                          ---------    ---------    --------   ---------

           Total revenues .............     432,270      341,458     227,523     164,756
                                          ---------    ---------    --------   ---------

EXPENSES:
  Operating expenses ..................     225,780      190,790     103,604      78,471
  Depreciation and amortization .......     138,033      128,150      69,684      63,807
  Interest expense ....................      69,274       74,992      34,505      36,865
                                          ---------    ---------    --------   ---------

           Total costs and expenses ...     433,087      393,932     207,793     179,143
                                          ---------    ---------    --------   ---------


(LOSS) INCOME BEFORE GAIN FROM
  PROPERTY DISPOSITION ................        (817)     (52,474)     19,730     (14,387)

GAIN FROM PROPERTY DISPOSITION ........      83,315            0      83,315           0

INCOME (LOSS) BEFORE PARTNERSHIP'S
  SHARE OF JOINT VENTURE INCOME .......      82,498      (52,474)    103,045     (14,387)

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
  JOINT VENTURE INCOME ................     180,217      125,493     121,547      44,944
                                          ---------    ---------    --------   ---------

NET INCOME ............................   $ 262,715    $  73,019    $224,592   $  30,557
                                          =========    =========    ========   =========


Net income per limited partnership unit   $    3.41    $    0.95    $   2.92   $    0.40
                                          =========    =========    ========   =========

                                    UNAUDITED
                             SEE ACOMPANYING NOTES

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A LIMITED PARTNERSHIP)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
        FROM JUNE 5, 1984 (INCEPTION OF PARTNERSHIP) TO DECEMBER 31, 1998
                   AND FOR THE SIX MONTHS ENDED JUNE 30, 1999
--------------------------------------------------------------------------------

                                          Limited Partners                            Total
                                      --------------------------      General        Partner's
                                       Per Unit         Total         Partner         Equity
                                      ----------    ------------    -----------    ------------
Proceeds from sale of
  partnership units ...............   $   250.00    $ 19,418,250                   $ 19,418,250
Underwriting commissions
  and other organization expenses .       (37.34)     (2,894,014)                    (2,894,014)
Repurchase of 665 partnership units        (0.03)       (151,621)                      (151,621)
Cumulative net (loss) income
  (to December 31, 1998) ..........       (75.23)     (5,792,901)   $   133,334      (5,659,567)
Cumulative distributions
  (to December 31, 1998) ..........       (21.43)     (1,650,006)      (133,334)     (1,783,340)
                                      ----------    ------------    -----------    ------------

Partners' equity - January 1, 1999        115.97       8,929,708              0       8,929,708
Net income ........................         3.41         262,715                        262,715
                                      ----------    ------------    -----------    ------------

Partners' equity - June 30, 1999 ..   $   119.38    $  9,192,423    $         0    $  9,192,423
                                      ==========    ============    ===========    ============

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                    SIERRA PACIFIC PENSION INVESTORS '84
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                            1999        1998
                                                         ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..........................................  $ 262,715   $  73,019
  Adjustments to reconcile net income
  to cash used in operating activities:
    Depreciation and amortization .....................    138,033     128,150
    Undistributed income of unconsolidated
      joint venture ...................................   (180,217)   (125,493)
    Gain from property disposition ....................    (83,315)          0
    (Increase) decrease in rent receivable ............    (18,435)      6,928
    Increase in other receivables .....................    (16,610)   (111,064)
    Increase in other assets ..........................   (321,786)    (31,381)
    Decrease in accrued and other liabilites ..........    (33,849)     (9,689)
                                                         ---------   ---------

    Net cash used in operating activities .............   (253,464)    (69,530)
                                                         ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ...................   (114,476)    (20,500)
    Payments received on note receivable ..............    943,413           0
                                                         ---------   ---------

    Net cash provided by (used in) investing activities    828,937     (20,500)
                                                         ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on notes payable ...............    (42,231)    (37,639)
    Loan from affiliate ...............................          0     108,500
    Loan to affiliate .................................   (466,283)          0
                                                         ---------   ---------

    Net cash (used in) provided by financing activities   (508,514)     70,861
                                                         ---------   ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS ...............................     66,959     (19,169)

CASH AND CASH EQUIVALENTS - Beginning of period .......     10,122      27,154
                                                         ---------   ---------

CASH AND CASH EQUIVALENTS - End of period .............  $  77,081   $   7,985
                                                         =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
    Cash paid during the period for interest ..........  $  69,863   $  75,559
                                                         =========   =========

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
    ------------------------------------------------------------------------

1.    BASIS OF FINANCIAL STATEMENTS

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at June 30, 1999 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1998.

2.    RELATED PARTY TRANSACTIONS

Included in the financial statements for the six months ended June 30, 1999 and 1998 are affiliate transactions as follows:

                                                JUNE 30
                                          ---------------------
                                             1999       1998
                                          ---------   ---------
           Management fees                 $  9,689   $   8,196
           Administrative fees               55,320      30,159
           Construction fees                  2,131           0

3.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners ("SMMP") was formed in 1985 between the Partnership and Sierra Pacific Development Fund II ("SPDFII"), an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. The Partnership's initial ownership interest in SMMP was 49%; the remaining 51% was owned by SPDFII. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. At June 30, 1999 the Partnership's interest in SMMP was 66.99%; the remaining 33.01% interest is owned by SPDFII.

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned California general partnership. Summarized income statement information for SMMP for the six months ended June 30, 1999 and 1998 follows:

                                   UNAUDITED

Sierra Pacific Pension Investors '84
Notes to Financial Statements
Page two
                                                 JUNE 30
                                          ---------------------
                                            1999        1998
                                          ---------   ---------
           Rental income                 $ 1,059,081  $ 938,391
           Total revenues                  1,170,121  1,040,153
           Operating expenses                361,757    378,712
           Share of unconsolidated
             joint venture loss               36,566     63,128
           Net income                        269,349     74,196

As of June 30, 1999, SMMP holds a 35.10% interest in Sorrento II Partners ("SIIP"), a California general partnership with Sierra Pacific Institutional Properties V formed in 1993; a 6.55% interest in Sierra Creekside Partners ("SCP"), a California general partnership with Sierra Pacific Development Fund formed in 1994; and a 33.32% interest in Sierra Vista Partners ("SVP"), a California general partnership with Sierra Pacific Development Fund III formed in 1994.

Summarized income statement information for these Partnerships, which are accounted for by SMMP under the equity method, for the six months ended June 30, 1999 and 1998 follows:

                                                  SIIP
                                          ---------------------
                                                JUNE 30
                                          ---------------------
                                            1999       1998
                                          ---------   ---------
            Rental income                 $ 554,777   $ 351,384
            Total revenues                  554,777     351,384
            Operating expenses              243,567     201,480
            Net loss                         92,300     252,939

                                     SCP                   SVP
                              ------------------------------------------
                                    JUNE 30               JUNE 30
                              ------------------------------------------
                                1999       1998       1999       1998
                              ---------  ---------    -------    -------
Rental income                 $ 448,066  $ 490,069    $     0    $     0
Total revenues                  448,066    490,069     11,907     93,656
Operating expenses              247,078    233,868     14,577     28,715
Net loss                        (50,053)    (7,261)    (2,670)    64,941

4.    PARTNERS' EQUITY

Equity and net income (loss) per limited partnership unit is determined by dividing the Limited Partners' share of the Partnership's equity and net income
(loss) by the number of limited partnership units outstanding, 77,000.

                                   UNAUDITED

                           PART II - OTHER INFORMATION

ITEM  6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

 Exhibit
 Number      Description of Exhibit
 -------     -------------------------
   27        Financial Data Schedule

(b)   Reports on Form 8-K

      None.


                                   SIGNATURES
                                   ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

                           SIERRA PACIFIC PENSION INVESTORS '84
                           a Limited Partnership
                           S-P PROPERTIES, INC.
                           General Partner

Date:  AUGUST 4, 1999      /S/ THOMAS N. THURBER
       --------------      ---------------------------------
                           Thomas N. Thurber
                           President and Director


Date:  AUGUST 4, 1999      /S/ G. ANTHONY EPPOLITO
       --------------      ---------------------------------
                           G. Anthony Eppolito
                           Chief Accountant