Form 10-Q
period 1999-09-30
SIERRA PACIFIC PENSION INVESTORS 84
filed 1999-11-08
CIK 747729

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended                      September 30, 1999
                             ----------------------------------------------
Commission file number                       0-14269
                             ----------------------------------------------



                      SIERRA PACIFIC PENSION INVESTORS `84
                             (A LIMITED PARTNERSHIP)


         State of California                        33-0043952
-----------------------------------     -----------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification
             or organization)                         Number)


  5850 San Felipe, Suite 450
        Houston, Texas                                77057
-----------------------------------      ----------------------------
   (Address of principal executive                  (Zip Code)


Registrant's telephone number,
including area code:                              (713)706-6271
                                         ----------------------------



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

                                                                         Page
                                                                        number
                                                                        ------
Balance Sheets - September 30, 1999 and December 31, 1998                 5

Statements of Operations - For the Nine Months Ended
September 30, 1999 and 1998 and For the Three Months Ended
September 30, 1999 and 1998                                               6

Statements of Changes in Partners' Equity - From June 5, 1984
(inception of the Partnership) to December 31, 1998 and for the
Nine Months Ended September 30, 1999                                      7

Statements of Cash Flows - For the Nine Months Ended
September 30, 1999 and 1998                                               8

Notes to Financial Statements                                             9

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

(b)         RESULTS OF OPERATIONS

Rental income for the nine months ended September 30, 1999 increased by $106,000, or 29%, when compared to the corresponding period in the prior year, primarily due to an increase in occupancy and higher rental rates. Occupancy increased from 87% at September 30, 1998 to 96% at September 30, 1999. In addition, tenant billings rose as a result of common area maintenance fees being higher than anticipated in the prior year. Rental income for the three months ended September 30, 1999 increased by $17,000, or 12%, principally due to the increase in occupancy and higher rental rates.

Operating expenses for the nine months ended September 30, 1999 increased by $41,000, or 14%, in comparison to the corresponding period in the prior year, principally due to an increase in administrative costs and professional fees. Further, property taxes rose during the period. This increase was partially offset by a decrease in maintenance and repair costs and insurance expense. Operating expenses for the three months ended September 30, 1999 increased by $6,000, or 6%, primarily as a result of the increase in property taxes and professional fees. This increase was partially offset due to lower administrative and insurance costs recorded during the quarter.

Depreciation and amortization expenses for the nine months ended September 30, 1999 increased by $15,000, or 8%, when compared to the corresponding period in 1998, due to additional capitalized tenant improvements and leasing costs associated with the increased occupancy of the property.

In May 1999, the Partnership received a $943,000 principal payment on its trust deed note receivable and recognized $83,000 of its deferred gain related to the note receivable.

The Partnership's share of income from investment in SMMP increased by $90,000 for the nine months ended September 30, 1999 when compared to the same period in the prior year. SMMP generated income for the nine months and three months ended September 30, 1999.

(c)         LIQUIDITY AND CAPITAL

The Partnership received a $943,000 principal payment on its trust deed note receivable in May 1999. These funds were primarily used to satisfy the liquidity requirements of SMMP.

As of September 30, 1999, the Partnership is in an illiquid position with cash and billed receivables of $62,000 and accrued and other liabilities of $126,000. The Partnership anticipates cash required to meet debt obligations and for the construction of new tenant space will be funded from the operations of the Property.

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

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A Limited Partnership)

                                 BALANCE SHEETS
                    September 30, 1999 and December 31, 1998

--------------------------------------------------------------------------------

                                          September 30, 1999   December 31, 1998
                                          ------------------   -----------------

ASSETS

Cash and cash equivalents ................    $    58,408          $    10,122
Receivables:
   Note receivable, net of deferred gain        1,367,529            2,227,627
    of $132,471 and $215,786, respectively
   Unbilled rent .........................         43,914               42,331
   Billed rent ...........................          3,275                  962
   Other .................................         54,110                    0
Due from affiliates ......................        513,749               47,466
Income-producing property - net of
  accumulated depreciation and valuation
  allowance of $3,900,314 and $3,741,937,
  respectively ...........................      1,169,364            1,212,015
Investment in unconsolidated joint venture      6,983,198            6,743,274
Other assets .............................        592,055              274,381
                                              -----------          -----------

Total Assets .............................    $10,785,602          $10,558,178
                                              ===========          ===========

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ............    $   125,799          $   143,487
Notes payable ............................      1,421,055            1,484,983
                                              -----------          -----------

Total Liabilities ........................      1,546,854            1,628,470
                                              -----------          -----------

Partners' equity:
  General Partner ........................              0                    0
  Limited Partners:
    80,000 units authorized,
    77,000 issued and outstanding ........      9,238,748            8,929,708
                                              -----------          -----------

Total Partners' equity ...................      9,238,748            8,929,708
                                              -----------          -----------

Total Liabilities and Partners' equity ...    $10,785,602          $10,558,178
                                              ===========          ===========

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
           AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

--------------------------------------------------------------------------------


                                              Nine Months Ended          Three Months Ended
                                                September 30,               September 30,
                                           -----------------------     -----------------------
                                             1999          1998          1999          1998
                                           ---------     ---------     ---------     ---------

REVENUES:
  Rental income .......................    $ 475,117     $ 369,030     $ 155,246     $ 138,641
  Interest income .....................      149,902       166,603        37,503        55,534
                                           ---------     ---------     ---------     ---------

           Total revenues .............      625,019       535,633       192,749       194,175
                                           ---------     ---------     ---------     ---------

EXPENSES:
  Operating expenses ..................      331,820       290,562       106,040        99,772
  Depreciation and amortization .......      206,907       192,290        68,874        64,140
  Interest expense ....................      103,506       111,639        34,232        36,647
                                           ---------     ---------     ---------     ---------

           Total costs and expenses ...      642,233       594,491       209,146       200,559
                                           ---------     ---------     ---------     ---------


LOSS BEFORE GAIN FROM
  PROPERTY DISPOSITION ................      (17,214)      (58,858)      (16,397)       (6,384)

GAIN FROM PROPERTY DISPOSITION ........       83,315             0             0             0
                                           ---------     ---------     ---------     ---------

INCOME (LOSS) BEFORE PARTNERSHIP'S
  SHARE OF JOINT VENTURE INCOME .......       66,101       (58,858)      (16,397)       (6,384)

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
  JOINT VENTURE INCOME ................      242,939       153,410        62,722        27,917
                                           ---------     ---------     ---------     ---------

NET INCOME ............................    $ 309,040     $  94,552     $  46,325     $  21,533
                                           =========     =========     =========     =========
Net income per limited partnership unit    $    4.01     $    1.23     $    0.60     $    0.28
                                           =========     =========     =========     =========

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A LIMITED PARTNERSHIP)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
        FROM JUNE 5, 1984 (INCEPTION OF PARTNERSHIP) TO DECEMBER 31, 1998
                AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

--------------------------------------------------------------------------------


                                           Limited Partners                               Total
                                        -------------------------      General          Partners'
                                        Per Unit        Total          Partner           Equity
                                        --------     ------------     ----------       -----------
Proceeds from sale of
  partnership units .................    $250.00     $ 19,418,250                      $ 19,418,250
Underwriting commissions
  and other organization expenses ...     (37.34)      (2,894,014)                       (2,894,014)
Repurchase of 665 partnership units .      (0.03)        (151,621)                         (151,621)
Cumulative net (loss) income
  (to December 31, 1998) ............     (75.23)      (5,792,901)    $    133,334       (5,659,567)
Cumulative distributions
  (to December 31, 1998) ............     (21.43)      (1,650,006)        (133,334)      (1,783,340)
                                         -------     ------------     ------------     ------------

Partners' equity - January 1, 1999 ..     115.97        8,929,708                0        8,929,708
Net income ..........................       4.01          309,040                           309,040
                                         -------     ------------     ------------     ------------

Partners' equity - September 30, 1999    $119.98     $  9,238,748     $          0     $  9,238,748
                                         =======     ============     ============     ============

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

--------------------------------------------------------------------------------

                                                             1999          1998
                                                           ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..........................................    $ 309,040     $  94,552
  Adjustments to reconcile net income
  to cash used in operating activities:
    Depreciation and amortization .....................      206,907       192,290
    Undistributed income of unconsolidated
      joint venture ...................................     (242,939)     (153,410)
    Gain from property disposition ....................      (83,315)            0
    (Increase) decrease in rent receivable ............       (3,896)        8,216
    Increase in other receivables .....................      (54,110)     (166,596)
    Increase in other assets ..........................     (363,189)      (61,854)
    (Decrease) increase in accrued and other liabilites      (17,688)       24,213
                                                           ---------     ---------

    Net cash used in operating activities .............     (249,190)      (62,589)
                                                           ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ...................     (115,726)      (42,614)
    Payments received on note receivable ..............      943,413             0
                                                           ---------     ---------

    Net cash provided by (used in) investing activities      827,687       (42,614)
                                                           ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on notes payable ...............      (63,928)      (56,933)
    Loan from affiliate ...............................            0       160,500
    Loan to affiliate .................................     (466,283)            0
                                                           ---------     ---------

    Net cash (used in) provided by financing activities     (530,211)      103,567
                                                           ---------     ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS ...............................       48,286        (1,636)

CASH AND CASH EQUIVALENTS - Beginning of period .......       10,122        27,154
                                                           ---------     ---------

CASH AND CASH EQUIVALENTS - End of period .............    $  58,408     $  25,518
                                                           =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
    Cash paid during the period for interest ..........    $ 104,214     $ 112,313
                                                           =========     =========

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                      SIERRA PACIFIC PENSION INVESTORS `84
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
    ------------------------------------------------------------------------

1.    BASIS OF FINANCIAL STATEMENTS

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at September 30, 1999 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1998.

2.    RELATED PARTY TRANSACTIONS

Included in the financial statements for the nine months ended September 30, 1999 and 1998 are affiliate transactions as follows:

                                             September 30
                                          ------------------
                                            1999      1998
                                          ------------------
                   Management fees ...    $13,127    $13,693
                   Administrative fees     70,433     50,493
                   Construction fees .      2,131          0


3.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners ("SMMP") was formed in 1985 between the Partnership and Sierra Pacific Development Fund II ("SPDFII"), an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. The Partnership's initial ownership interest in SMMP was 49%; the remaining 51% was owned by SPDFII. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. At September 30, 1999 the Partnership's interest in SMMP was 66.99%; the remaining 33.01% interest is owned by SPDFII.

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned California general partnership. Summarized income statement information for SMMP for the nine months ended September 30, 1999 and 1998 follows:

                                    UNAUDITED

Sierra Pacific Pension Investors '84
Notes to Financial Statements
Page two


                                               September 30
                                         ------------------------
                                            1999          1998
                                         ------------------------
              Rental income .........    $1,581,014    $1,402,947
              Total revenues ........     1,748,607     1,556,950
              Operating expenses ....       546,496       571,196
              Share of unconsolidated
                joint venture loss ..        50,092       101,443
              Net income ............       358,835       116,785



As of September 30, 1999, SMMP holds a 35.10% interest in Sorrento II Partners ("SIIP"), a California general partnership with Sierra Pacific Institutional Properties V formed in 1993; a 6.55% interest in Sierra Creekside Partners ("SCP"), a California general partnership with Sierra Pacific Development Fund formed in 1994; and a 33.32% interest in Sierra Vista Partners ("SVP"), a California general partnership with Sierra Pacific Development Fund III formed in 1994.

Summarized income statement information for these Partnerships, which are accounted for by SMMP under the equity method, for the nine months ended September 30, 1999 and 1998 follows:

                                                  SIIP
                                          ---------------------
                                              September 30
                                          ---------------------
                                            1999         1998
                                          ---------------------
            Rental income                 $ 831,944   $ 554,735
            Total revenues                  831,944     554,735
            Operating expenses              338,169     292,399
            Net loss                       (127,792)   (350,695)


                                   SCP                          SVP
                         ---------------------------------------------------
                               September 30                September 30
                         ---------------------------------------------------
                            1999          1998           1999          1998
                         ---------------------------------------------------
   Rental income ....    $ 682,407     $ 706,189     $       0     $       0
   Total revenues ...      682,407       706,189        11,907        93,656
   Operating expenses      376,008       357,587        14,577        33,075
   Net (loss) income       (66,373)      (50,279)       (2,670)       60,581


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

(a)   Exhibits

      The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

 Exhibit
  Number      Description of Exhibit
---------    ------------------------------
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

                           SIERRA PACIFIC PENSION INVESTORS `84
                           a Limited Partnership
                           S-P PROPERTIES, INC.
                           General Partner


Date:  NOVEMBER 4, 1999    /s/ THOMAS N. THURBER
       ----------------    -----------------------------
                               Thomas N. Thurber
                               President and Director

Date:  NOVEMBER 4, 1999    /s/ G. ANTHONY EPPOLITO
       ----------------    -----------------------------
                               G. Anthony Eppolito
                               Chief Accountant