Form 10-K
period 1999-12-31
SIERRA PACIFIC PENSION INVESTORS 84
filed 2000-03-30
CIK 747729

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999     Commission file number : 0-14269


                      SIERRA PACIFIC PENSION INVESTORS `84
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                        --------------------------------

     State of California                             33-0043952
-------------------------------        ---------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)


      5850 San Felipe, Suite 450
          Houston, Texas                                 77057
----------------------------------------    ------------------------------------
(Address of principal executive offices)              (Zip Code)



Registrant's telephone number,
including area code:                       (713) 706-6271
                               -------------------------------------------------

                           5850 San Felipe, Suite 500
                              Houston, Texas 77057
          -------------------------------------------------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

     Annual Report to Limited Partners for the Year Ended December 31, 1999 is incorporated by reference into Parts II and III

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

The Partnership's activities during the preceding five years have involved the ownership and operation of two real estate projects in Arizona:

                                                                 RENTABLE
                                                                  SQUARE
       PROJECT NAME, LOCATION          TYPE OF REAL ESTATE       FOOTAGE
       ----------------------          -------------------       --------
       Sierra Spectrum, Phoenix (A)    Office                      70,532
       Sierra Valencia, Tucson         Industrial/office           82,520
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

In December 1994, the Partnership sold Sierra Spectrum for $4,000,000. The sale proceeds were received in cash and a note receivable from the buyer. A gain of $91,823 was recorded in 1994 with an additional gain of $367,296 deferred to subsequent years when the note receivable is collected. A principal paydown of $1,318,000 was received in 1995 and $151,510 of this deferred gain was recognized. In 1999, the Partnership received a principal paydown of $943,413 and recognized an additional $83,315 of the deferred gain.

In 1985 Sierra Mira Mesa Partners ("SMMP"), a California general partnership, was formed between the Partnership and Sierra Pacific Development Fund II ("SPDFII"). SMMP was initially created to develop and operate the office building known as Sierra Mira Mesa in San Diego, California. The Partnership's initial ownership interest in SMMP was 49%; the remaining 51% was owned by SPDFII. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. In conjunction with this amendment, the general partners forgave the December 31, 1996 balances of advances due from SMMP and included these amounts as adjustments to their respective equity accounts. As a result, the sharing ratio in effect for 1997, 1998 and 1999 was 54.42%, 66.26% and 66.99%, respectively, for the Partnership and 45.58%, 33.74% and 33.01%, respectively, for SPDFII. On January 1, 2000, the sharing ratio will be increased to 69.83% for the Partnership and decreased to 30.17% for SPDFII to reflect the 1999 contributions and distributions.

SMMP also holds an 88.12% interest in Sorrento I Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1993), a 35.10% interest in Sorrento II Partners (a California general partnership with Sierra Pacific Institutional Properties V formed in 1993), a 6.55% interest in Sierra Creekside Partners (a California general partnership with Sierra Pacific Development Fund formed in 1994), and a 33.32% interest in Sierra Vista Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1994).

Audited financial statements of Sierra Mira Mesa Partners are included in the Annual Report to the Limited Partners attached as an Exhibit.

(b.) NARRATIVE DESCRIPTION OF BUSINESS. During 1999, the Partnership owned and operated one real estate project in Tucson, Arizona as described above. Success of the project is dependent upon timely payment of rent by three tenants who accounted for approximately 51% of the rental income of the Partnership for the year ended December 31, 1999.

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

Operations of the Partnership through 1999 have been consistent with the intent of the original prospectus in that the Partnership has invested in real estate projects that had the potential for capital gains, preservation of capital, and providing distributions of Available Cash to the limited partners. The ERISA and unrelated business tax objectives have been met. However, the Partnership and its real estate have been adversely affected by the Tax Reform Act of 1986, aggressive lending by banks that resulted in commercial real estate overbuilding, and subsequent severe recessions. The original intention to sell the Partnership's real estate investments after the five year holding period has been delayed indefinitely. As of December 31, 1999, the Partnership had paid cash distributions of $21.43 for each $250 unit investment and remaining partners' equity was computed at $120.61 per unit. Thus, if the Partnership were to be liquidated at the end of 1999 at book value, each $250 investment would have returned a total of $142.04.

The General Partner's goal is to continue operating its remaining property until such time as rental rates return to the level necessary to support new commercial and industrial building development. At that time, the property may be sold at a price substantially greater than its current book value.

ITEM 2.      PROPERTIES

The Partnership owns Sierra Valencia (the "Property"), an industrial property located in Tucson, Arizona. The Property includes one building comprising 82,520 rentable square feet and is 86% occupied at December 31, 1999. The weighted-average effective annual rent per square foot at December 31, 1999 is $7.19. The principal businesses carried on from the building are varied and include healthcare sales and administration, pistachio nut marketing and distribution, communication services, optics research and development, and telecommunications manufacturing.

The Partnership also owns a 66.99% interest in SMMP which owns Sierra Mira Mesa, an office building in San Diego, California. Through its ownership interest in SMMP, the Partnership also has an indirect 59.03% interest in an industrial property known as Sorrento I in San Diego, California. Ownership interest is subject to adjustment yearly based upon the relative contributions of the partners.

SIERRA VALENCIA - TUCSON, ARIZONA

                         SUMMARY OF SIGNIFICANT TENANTS

Six of the Property's seven tenants occupy more than ten percent of the rentable square footage of the building as follows:

                                 Square    Percent of    Effective     Effective     Percent of
                                  Feet      Rentable      Rent Per      Rent Per       Gross
           Tenants              Occupied   Square Feet   Square Foot      Annum      Annual Rent   Expiration of Lease
------------------------------ ---------- ------------- ------------- ------------- ------------- --------------------
Innovative Lasers Corporation     14,017           17%        $ 7.24     $ 101,451           20%     October 2001
Pistachio Corp. of Arizona, Inc.  10,648           13%          5.10        54,305           11%       July 2000
Excel Technologies                10,111           12%          4.70        47,529            9%     December 2003
Lucent Technologies                9,721           12%          9.69        94,188           18%       May 2001
Wick Communications Co.           10,021           12%          5.23        52,364           10%    September 2001
SHC of Arizona, L.C.              13,586           16%          9.16       124,471           24%       June 2002
Tenant Occupying <10% sq ft        3,216            4%         11.89        38,225            8%    September 2004
                               ---------- ------------- ------------- ------------- -------------
Total Rented Space                71,320           86%        $ 7.19     $ 512,533          100%

Vacancies                         11,200           14%
                               ---------- -------------
Total Rentable Space              82,520          100%
                               ========== =============

                         SUMMARY OF LEASES BY EXPIRATION

The leases on the Property are scheduled to expire over the next five years as indicated in the table below.

Year of expiration                      2000           2001          2002           2003           2004        Totals
Number of tenants                          1              3             1              1              1             7
Percent of total tenants                 14%            44%           14%            14%            14%          100%
Total area (square feet)              10,648         33,759        13,586         10,111          3,216        71,320
Annual rent                         $ 54,305      $ 248,003     $ 124,471       $ 47,529       $ 38,225     $ 512,533
Percent gross annual rent                11%            48%           24%             9%             8%          100%

DEPRECIABLE PROPERTY    Reference is made to Schedule III of the Form 10-K.

REAL ESTATE TAXES       The real estate tax obligation for 1999 is approximately
                        4.9% of assessed value. The annual real estate taxes for 1999 are $112,647.

INSURANCE               In the opinion of management, the property is adequately
                        covered by insurance.

ENCUMBRANCES            On March 27, 1997, Sierra Valencia LLC entered into a
                        loan agreement with First Union Bank of North Carolina in the amount of $1,404,000. This loan, which is secured by a first lien on the Sierra Valencia property, bears interest at 9.25% per annum and calls for monthly principal and interest payments of $12,024 on the first day of each month. Such payments shall continue until April 2007, when the indebtedness is due in full. There is a 1% premium for prepayment of this note. As of December 31, 1999 the loan balance was $1,366,244.

                        On April 15, 1997, the Partnership entered into a loan agreement with IDM Participating Income Company II, an affiliate of the general partner, in the amount of $200,000. This loan is secured by a second lien on the Sierra Valencia property. This note bears a variable interest rate determined by the Federal Reserve of San Francisco's discount rate prevailing on the 25th day of the month preceding the payment due date plus a 3% premium. The interest rate can be adjusted the last day of March, June, September and December of each year until note agreement is fulfilled. The minimum rate will be 12.12%. The maximum rate will be 15.15%. The current interest rate paid is 12.12%. Monthly payment of $6,659, consisting of both interest and principle, commenced on May 15, 1997 and shall continue until April 15, 2000, when the indebtedness is paid in full. As of December 31, 1999, the loan balance was $32,124.

SIERRA MIRA MESA - SAN DIEGO, CALIFORNIA

Sierra Mira Mesa office building consists of 89,560 rentable square feet and is 100% occupied at December 31, 1999. The principal business carried on from the building is insurance. The average effective annual rent per square foot at December 31, 1999 is $19.94.

                         SUMMARY OF SIGNIFICANT TENANTS

Only one of the five tenants occupies ten percent or more of the rentable square footage of the building. The principal business of this significant tenant is insurance. Details of this significant tenant and its lease follow:

                                Square      Percent of    Effective     Effective     Percent of
                                 Feet        Rentable      Rent Per      Rent Per       Gross
          Tenants              Occupied    Square Feet   Square Foot      Annum      Annual Rent  Expiration of Lease
----------------------------- ----------- ------------- ------------- ------------- ------------- --------------------
State Comp. Insurance Fund        74,567           83%       $ 19.79    $1,475,948           83%     February 2003
Tenants Occupying <10% sq ft      14,888           17%         20.64       307,355           17%        Various
                              ----------- ------------- ------------- ------------- -------------
Total Rented Space                89,455          100%       $ 19.94    $1,783,303          100%

Vacancies                            105            0%
                              ----------- -------------
Total Rentable Space              89,560          100%
                              =========== =============

                        SUMMARY OF LEASES BY EXPIRATION

The Property's five tenants have leases scheduled to expire over the next nine years as scheduled below.

Year of expiration          2000       2001      2002      2003        2004        2005   2006   2007     2008        Totals
Number of tenants                1          1       0            1           1       0      0      0           1             5
Percent of tot. tenants         20%        20%      0%          20%         20%      0%     0%     0%         20%          100%
Tot. area (square feet)      2,651        762       0       74,567       4,762       0      0      0       6,713        89,455
Annual rent               $ 40,607    $12,000    $  0   $1,475,948   $ 100,002     $ 0    $ 0    $ 0    $154,746    $1,783,303
Per. gross annual rent           2%         1%      0%          83%          5%      0%     0%     0%          9%          100%

                              DEPRECIABLE PROPERTY

                     Sierra Mira Mesa, San Diego, California
                   Office Building - Income-Producing Property

                                                                                 Tenant
                                            Land            Buildings          Improvements            Total
Historical Cost & Tax Basis            $  2,480,940       $   6,294,326      $      529,732      $    9,304,998

Accumulated Depreciation                                     (2,612,091)           (210,492)         (2,822,583)
                                   ------------------- -------------------- ------------------ -------------------
Net Carrying Value                     $  2,480,940       $   3,682,235      $      319,240      $    6,482,415
                                   =================== ==================== ================== ===================
Depreciation Method                  Not Applicable       Straight-line       Straight-line
Depreciable Life                     Not Applicable          5-30 Years          1-10 Years

REAL ESTATE TAXES       The real estate tax obligation for 1999 is approximately
                        1.12% of the assessed value or $72,469.

INSURANCE               In the opinion of management, the property is adequately
                        covered by insurance.

ENCUMBRANCES            The property is encumbered by a mortgage lien in favor
                        of Lincoln National Life Insurance Company with a principal balance of $4,543,984 at December 31, 1999.
                        The mortgage bears interest at 7.74%. Monthly principal and interest payments of $51,739 are due through maturity at October 2010. The note is subject to prepayment penalties of approximately 1% of the outstanding principal balance between months 25 and 177 of the loan term.

SORRENTO I - SAN DIEGO, CALIFORNIA

Sorrento I is an industrial building with 43,100 square feet of rentable space. One tenant began leasing the entire 43,100 rentable square feet of Sorrento I in 1996. Rental income of $23,636 per month is recognized under this lease, which expires in April 2003. The effective annual rent per square foot at December 31, 1999 is $6.58. The principal business of the tenant is research and development in the communications sector.

                              DEPRECIABLE PROPERTY

                        Sorrento I, San Diego, California
                   Office Building - Income-Producing Property

                                                                                  Tenant
                                              Land             Buildings        Improvements           Total

Historical Cost & Tax Basis            $   1,305,518      $    1,347,961     $      329,299      $    2,982,778

Accumulated Depreciation                                        (579,615)          (162,182)           (741,797)
                                   ------------------- -------------------- ------------------ -------------------
Net Carrying Value                     $   1,305,518      $      768,346     $      167,117      $    2,240,981
                                   =================== ==================== ================== ===================
Depreciation Method                  Not Applicable        Straight-line       Straight-line
Depreciable Life                     Not Applicable          10-30 Years          7-10 Years

REAL ESTATE TAXES       The real estate tax obligation for 1999 is approximately
                        1.11% of the assessed value or $29,672.

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

                        CGS Real Estate Company, Inc. ("CGS"), an affiliate of the General Partner, acquired the note and security documents from the bank in May 1996. In connection with the purchase of the bank note and security documents by CGS, SIP made a principal payment to the bank of $750,000 and entered into a $750,000 note agreement with CGS.

                        A modification agreement was entered into on September 30, 1997. The interest rate remained fixed at 9.34% through October 1998, at which time the rate converted to the one-year treasury rate plus 375 basis points. The note was amortized over a 210-month term and payments were $6,048 per month, principal and interest inclusive until maturity in March 2015.

                        In August 1999, the CGS note with an outstanding balance of $607,693 was paid. On the same date, SIP entered into a new loan agreement with Finova Realty Capital, Inc. in the amount of $1,637,500. This loan, which is secured by the Sorrento I property, bears interest at 8.75% per annum. Monthly payments of $12,882, consisting of both principal and interest, are due until maturity in September 2009. The note balance as of December 31, 1999 was $1,635,054.

ITEM 3.      LEGAL PROCEEDINGS

The Partnership is not involved in any material legal proceedings.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II


ITEM 5.       MARKET FOR THE REGISTRANT'S PARTNERS' EQUITY AND RELATED MATTERS

As of December 31, 1999, the number of security holders is as follows:

                                         NUMBER                   NUMBER OF
                                        OF UNITS                RECORD HOLDERS
                                     ----------------           --------------
             Limited Partners                 77,000                     2,742
                                     ================           ==============

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

The Partnership paid cash distributions of $.65 per limited partnership unit in 1997. No distributions were made in 1999 or 1998. There are no contractual or other restrictions on the Partnership's ability to make such distributions.

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

Overview:

The following discussion should be read in conjunction with the Selected Financial Data and the Partnership's Consolidated Financial Statements and Notes thereto incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit. As of December 31, 1999, the Partnership owns Sierra Valencia, an industial office building in Tucson, Arizona. The Partnership also owns a 66.99% interest in Sierra Mira Mesa Partners ("SMMP"). SMMP owns an office building - Sierra Mira Mesa in San Diego, California.

Results of Operations:

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998.

Rental income increased by $119,000, or 24%, principally due to higher rental rates and common area maintenance charges. One tenant, whose lease accounted for 19,255 square feet, vacated in 1998. This space was re-leased to two new tenants at higher rental rates. The weighted-average effective rent per square foot, on an accrual basis, increased from $6.99 at December 31, 1998 to $7.19 at December 31, 1999. The Property was 86% occupied at December 31, 1999.

Total operating expenses increased by $73,000, or 11%, when compared to the prior year. This increase was partially attributable to the write-off of a loan made to an affiliate in 1996. The loan was deemed uncollectible and subsequently written-off to bad debt expense in 1999. In addition, higher administrative costs incurred in 1999 attributed to the increase in total operating expenses. This increase was partially offset by a decrease in depreciation and amortization expenses associated with the write-off of fully depreciated building and tenant improvements.

In 1999, the Partnership received a principal pay-down of $943,000 on its note receivable from affiliate and recognized $83,000 of its deferred gain associated with the note.

The Partnership's share of income from investment in SMMP increased by $127,000, primarily due to improved operations of SMMP's rental properties and its joint ventures.

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

The Partnership's share of income from investment in SMMP was $196,000 in 1998, which includes a $76,000 adjustment to account for the Partnership's share of an overstatement of SMMP's unconsolidated joint venture loss in the prior year. In 1997, the Partnership recorded a $507,000 loss from investment in SMMP. The loss generated by SMMP in 1997 was primarily the result of its share of loss from its joint venture partner, Sierra Vista Partners ("SVP"). SVP sold the Sierra Vista property in October 1997 and recorded a $968,000 loss from property disposition.

Liquidity and Capital Resources:

In 1997, the Partnership entered into two loan agreements totaling $1,604,000. The loans are secured by the Sierra Valencia property. The proceeds of these loans were primarily used to satisfy the liquidity requirements of SMMP. The Property was previously unencumbered.

Excluding collections of the note receivable, the Partnership used cash of $355,000 in its operating activities and paid $157,000 for property additions and lease commissions in 1999. The Partnership is in an illiquid position at December 31, 1999 with cash and billed rents of $34,000 and current liabilities of $102,000. The Partnership anticipates cash required to meet debt obligations, operating expenses and costs for construction of new tenant space will be funded from the operations of the Property and distributions from SMMP.

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

The Partnership did not experience any major system failures or disruptions in operations over the year 2000 transition. All systems have continued to operate as normal.

The Partnership did not separately track internal costs related to the Year 2000 issue and Partnership management believes these amounts did not have a material impact on the Partnership's financial position or results of operations.

The Partnership employs a property management company to manage, operate and lease the property. The management company did not experience any major systems failures or disruptions in operations at the property. The Partnership remains confident that no Year 2000 issues with the property management company or other third parties will arise in the future although no guarantees can be made to that effect.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and independent auditors' report are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

      1.    Independent Auditors' Report

      2.    Consolidated Balance Sheets - December 31, 1999 and 1998

      3. Consolidated Statements of Operations - for the years ended December 31, 1999, 1998 and 1997

      4. Consolidated Statements of Changes in Partners' Equity - for the years ended December 31, 1999, 1998 and 1997

      5. Consolidated Statements of Cash Flows - for the years ended December 31, 1999, 1998 and 1997

      6.    Notes to Consolidated Financial Statements

      7. Consolidated Balance Sheets of Sierra Mira Mesa Partners as of December 31, 1999 and 1998 and Statements of Operations, Changes in General Partners' Equity and Cash Flows for each of the three years in the period ended December 31, 1999 and Independent Auditors' Report

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

The executive officers and directors of S-P Properties, Inc. are:

                                                                                    APPROXIMATE
NAME                                POSITION                         AGE           TIME IN OFFICE
-------------------------------------------------------------------------------------------------
Thomas N. Thurber          President and Director                      49               5 years

Gregory J. Nooney, Jr.     Vice President                              68               2 years

Patricia A. Nooney         Vice President                              43               2 years

William J. Carden          Assistant Secretary/Treasurer and Director  55               5 years

Morris S. Cohen            Director                                    62               1 year

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

Gregory J. Nooney, Jr. - Vice President, S-P Properties, Inc. He also has served as Chairman of the Board and Chief Executive Officer of Brooklyn Street Properties, Inc. since May 1983. Mr. Nooney joined Brooklyn Street Properties, Inc. in 1954 and served as President from 1969 to May 1983. Brooklyn Street Properties, Inc., which was founded in 1945, is a real estate investment company. In addition, Mr. Nooney was chairman and Chief Executive Officer of Nooney Realty Trust from 1984 through February 1998 and then served as Vice Chairman from February 1998 through November 1999. Mr. Nooney is currently Chairman of Coldwell Banker Commercial American Spectrum.

Patricia A. Nooney - Vice President, S-P Properties, Inc. Patricia A. Nooney is President of Coldwell Banker Commercial American Spectrum, a wholly-owned subsidiary of CGS Real Estate Company. Ms. Nooney joined Brooklyn Street Properties, Inc., in 1981 and has served as an officer since 1985. From 1990 to November 1999, Ms. Nooney was President and Secretary of Nooney Realty Trust, Inc.

Morris S. Cohen - Director, S-P Properties, Inc. Mr. Cohen's extensive real estate background includes negotiation of joint venture partnerships for property acquisitions, production of syndication packages and direct responsibilities for operations, finance, sales, leasing and property management. Mr. Cohen was a senior level officer with major public and privately held real estate companies and served as President of IDM Participating Income Corporation from April 1995 to October 1996. Mr. Cohen is a graduate of Queens College.

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

There have been no events under any bankruptcy act, no criminal proceedings, and no judgements or injunctions material to the evaluation of the ability and integrity of any director during the past five years.

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

None

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership may pay a management fee of 6% of the gross rental income collected from the property to American Spectrum Real Estate Services, Inc.
(ASRE), formerly Banc Commercial California. These fees for the year ended December 31, 1999 were $21,105. Bancor Real Estate Company, Inc. (Bancor) provides services to the Partnership such as accounting, legal, data processing and similar services and is entitled to reimbursement for expenses incurred to provide such services. Amounts so reimbursed totaled $91,885 during the year ended December 31, 1999. The Partnership also reimburses ASRE and Bancor for construction supervision costs. Such costs amounted to $2,131 for the year ended December 31, 1999. Bancor and ASRE are both wholly owned subsidiaries of CGS Real Estate Company, Inc. William J. Carden, an officer and director of S-P Properties, Inc., the General Partner of the Partnership, controls 50% of CGS Real Estate Company, Inc.

On December 30, 1994, the Sierra Spectrum property with a historical cost basis of $2,993,134 was sold for $4,000,000 ($800,000 cash down-payment and $3,200,000 trust deed note) to No.-So., Inc. This note calls for monthly interest only payments and bears interest of 10% per annum. During the year ended December 31, 1995, the Partnership received principal payments of $1,317,928 on the trust deed note. In 1999, 1998 and 1997, interest receivable of $91,610, $222,128 and $307,759, respectively, was added to the principal balance of the note. In 1999, the Partnership received a principal paydown of $943,413. In each of the three years ended December 31, 1999, maturity has been extended for additional one-year terms. All other terms of the original note remain unchanged. CGS Real Estate Company, Inc. owns 33.33% of No.-So., Inc.

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

      1.    Annual Report to the Limited Partners

      2.    Exhibit Number 27 - Selected Financial Data

B.    FINANCIAL STATEMENT SCHEDULES

      The following financial statement schedules and the report of the independent auditors thereon are included herein:

      1. Schedule II - Valuation and Qualifying Accounts and Reserves - for the years ended December 31, 1999, 1998 and 1997

      2. Schedule III - Real Estate and Accumulated Depreciation - December 31, 1999


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

                                            SIERRA PACIFIC PENSION INVESTORS `84
                                            a California Limited Partnership
                                            S-P PROPERTIES, INC.
                                            General Partner

Date: March 19, 2000                        /S/THOMAS N. THURBER
--------------------                        ------------------------------------
                                            Thomas N. Thurber
                                            President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 19, 2000                        /S/THOMAS N. THURBER
--------------------                        ------------------------------------
                                            Thomas N. Thurber
                                            President and Director
                                            S-P Properties, Inc.

Date: March 19, 2000                        /S/WILLIAM J. CARDEN
--------------------                        ------------------------------------
                                            William J. Carden
                                            Assistant Secretary/Treasurer and
                                            Director S-P Properties, Inc.

Date: March 19, 2000                        /S/G. ANTHONY EPPOLITO
--------------------                        ------------------------------------
                                            G. Anthony Eppolito
                                            Chief Accountant
                                            S-P Properties, Inc.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

To the Partners of
Sierra Pacific Pension Investors `84

We have audited the consolidated financial statements of Sierra Pacific Pension Investors '84 and subsidiary, a California limited partnership, (the "Partnership") as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999 and have issued our report thereon dated February 25, 2000. Such consolidated financial statements and report are included in your 1999 Annual Report to the Limited Partners and are incorporated herein by reference. Our audits also included the financial statement schedules of Sierra Pacific Pension Investors `84, listed in Item 14. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2000

                             SCHEDULE II - FORM 10-K
               SIERRA PACIFIC PENSION INVESTORS '84 AND SUBSIDIARY
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              For the Years Ended December 31, 1999, 1998 and 1997

                                                                       Income -
                                                                      Producing
                                                                      Properties
                                                                      ----------
Allowance for loss - January 1, 1997 .......................          $1,880,000

  Provision charged to costs
     and expenses (1) ......................................                   0
                                                                      ----------
Allowance for loss - December 31, 1997 .....................           1,880,000

  Provision charged to costs
     and expenses (1) ......................................                   0
                                                                      ----------
Allowance for Loss - December 31, 1998 .....................           1,880,000

  Provision charged to costs
     and expenses (1) ......................................                   0
                                                                      ----------
Allowance for loss - December 31, 1999 .....................          $1,880,000
                                                                      ==========

(1) See Notes 1 and 4 to consolidated financial statements incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

                            SCHEDULE III - FORM 10-K

               SIERRA PACIFIC PENSION INVESTORS '84 AND SUBSIDIARY
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999

                                   INITIAL COST                           GROSS AMOUNT AT
                                TO PARTNERSHIP (1) IMPROVEMENTS   WHICH CARRIED AT CLOSE OF PERIOD
                               ------------------  CAPITALIZED    ---------------------------------
                      ENCUMB-            IMPROVE-  AFTER ACQUIS-              IMPROVE-      TOTAL
DESCRIPTION           RANCES     LAND     MENTS      ITION (2)       LAND       MENTS     (3)(4)(5)
-----------         ---------- -------- ---------  -------------  ---------   ---------   ---------
OFFICE BUILDING-
  INCOME -PRODUCING:

Sierra Valencia
Tucson, AZ          $1,398,368 $977,677                $4,201,837  $ 977,677   $3,060,925   $4,038,602



                        ACCUM.       DATE       DATE     DEPREC.
DESCRIPTION           DEPREC.(5)  CONSTRUCTED  ACQUIRED   LIFE
-----------          -----------  -----------  -------- ---------
OFFICE BUILDING-
  INCOME -PRODUCING:

Sierra Valencia
Tucson, AZ               $984,363        11/87      9/85 3-30 yrs.

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

(5) Reconciliation of total real estate carrying value and accumulated depreciation for the three years ended December 31, 1999 is as follows:

                                           Total Real Estate       Accumulated
                                             Carrying Value        Depreciation
                                           -----------------       ------------
Balance - January 1, 1997                  $       4,803,698       $  1,494,933
   Additions during the year                         126,289            182,431
                                           -----------------       ------------
Balance - December 31, 1997                        4,929,987          1,677,364
   Additions during the year                          42,614            203,222
   Write off fully depreciated assets                (18,649)           (18,649)
                                           -----------------       ------------
Balance - December 31, 1998                        4,953,952          1,861,937
   Additions during the year                         147,606            185,382
   Write off fully depreciated assets             (1,062,956)        (1,062,956)
                                           -----------------       ------------
Balance - December 31, 1999                $       4,038,602       $    984,363
                                           =================       ============

               SIERRA PACIFIC PENSION INVESTORS '84 AND SUBSIDIARY
                       (A California Limited Partnership)

                             SELECTED FINANCIAL DATA
        For the Years Ended December 31, 1999, 1998, 1997, 1996, and 1995

The following table sets forth certain selected historical financial data of the Partnership. The selected operating and financial position data as of and for each of the five years ended December 31, 1999 have been derived from the audited financial statements of the Partnership. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto which are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

                                               1999            1998            1997            1996            1995
                                          ------------    ------------    ------------    ------------    ------------
REVENUES ..............................   $    809,929    $    726,154    $    670,986    $    668,706    $    713,877

OPERATING EXPENSES:
  Total ...............................        722,204         649,550         608,721         626,646         711,475
  Per dollar of revenues ..............           0.89            0.89            0.91            0.94            1.00
INTEREST EXPENSE:
  Total ...............................        137,091         147,712         114,696               0               0
  Per dollar of revenues ..............           0.17            0.20            0.17            0.00            0.00
NET INCOME (LOSS) FROM
  CONTINUING OPERATIONS:
  Total ...............................        357,351         124,886        (559,320)       (137,422)       (141,624)
  General Partner .....................              0               0               0               0               0
  Limited Partnership .................        357,351         124,886        (559,320)       (137,422)       (141,624)
  Per Limited Partnership Unit (1) ....           4.64            1.62           (7.26)          (1.78)          (1.84)
CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES ................        496,945         (66,517)        (96,708)        133,115          85,860
CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES ................       (388,890)        126,636      (1,430,332)        (94,057)      1,332,930
CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES ................        (86,615)        (77,151)      1,512,134        (251,766)     (1,507,000)

TOTAL ASSETS ..........................     10,808,318      10,558,178      10,475,000       9,510,493       9,496,780

PARTNERS' EQUITY:
  Total ...............................      9,287,059       8,929,708       8,804,822       9,414,142       9,416,533
  General Partner .....................              0               0               0               0               0
  Limited Partners ....................      9,287,059       8,929,708       8,804,822       9,414,142       9,416,533
LIMITED PARTNERS' EQUITY - PER UNIT (1)         120.61          115.97          114.35          122.26          122.29
NOTE RECEIVABLE .......................      1,459,139       2,227,627       2,005,498       1,697,739       1,697,739
INCOME-PRODUCING PROPERTIES:
  Number ..............................              1               1               1               1               1
  Cost ................................      4,038,602       4,953,952       4,929,987       4,803,698       4,762,948
  Less: Accumulated depreciation ......       (984,363)     (1,861,937)     (1,677,364)     (1,494,933)     (1,358,741)
        Valuation allowance ...........     (1,880,000)     (1,880,000)     (1,880,000)     (1,880,000)     (1,880,000)
  Net book value ......................      1,174,239       1,212,015       1,372,623       1,428,765       1,524,207

INVESTMENT IN UNCONSOLIDATED
  JOINT VENTURE .......................      7,303,940       6,743,274       6,720,551       4,616,117       4,464,589
NOTES PAYABLE - Related to income-
  producing property ..................      1,398,368       1,484,983       1,562,134               0               0
DISTRIBUTIONS PER UNIT (1): ...........              0               0            0.65            2.60            2.60

(1) The net income (loss), limited partners' equity and distributions per unit are based upon the limited partnership units outstanding at the end of the year, 77,000 in all years. The cumulative distributions per limited partnership unit from inception to December 31, 1999 equal $21.43.

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sierra Pacific Pension Investors '84


We have audited the accompanying consolidated balance sheets of Sierra Pacific Pension Investors '84 and subsidiary, a California limited partnership, (the "Partnership") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Pacific Pension Investors '84 and subsidiary as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2000

               SIERRA PACIFIC PENSION INVESTORS '84 AND SUBSIDIARY
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                       DECEMBER 31, 1999   DECEMBER 31, 1998
                                                       -----------------   -----------------
ASSETS

Cash and cash equivalents ..........................   $          31,562   $          10,122
Receivables:
   Note, net of deferred gain of $132,471 and
     $215,786, respectively (Notes 3 and 4) ........           1,459,139           2,227,627
   Unbilled rent (Notes 1 and 4) ...................              44,708              42,331
   Billed rent (Note 1) ............................               2,762                 962
Due from affiliates (Note 3) .......................                   0              47,466
Income-producing property - net of
  accumulated depreciation and valuation
  allowance of $2,864,363 in 1999 and
  $3,741,937 in 1998, respectively (Notes 4 and 6) .           1,174,239           1,212,015
Investment in unconsolidated
  joint venture (Notes 1 and 5) ....................           7,303,940           6,743,274
Other assets (Notes 1, 2 and 3) ....................             791,968             274,381
                                                       -----------------   -----------------
Total Assets .......................................   $      10,808,318   $      10,558,178
                                                       =================   =================
LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities (Note 2) .............   $         122,891   $         143,487
Notes payable (Note 6) .............................           1,398,368           1,484,983
                                                       -----------------   -----------------

Total Liabilities ..................................           1,521,259           1,628,470
                                                       -----------------   -----------------
Partners' equity (Notes 1 and 7):
  General Partner ..................................                   0                   0
  Limited Partners:
    80,000 units authorized,
    77,000 issued and outstanding ..................           9,287,059           8,929,708
                                                       -----------------   -----------------
Total Partners' equity .............................           9,287,059           8,929,708
                                                       -----------------   -----------------
Total Liabilities and Partners' equity .............   $      10,808,318   $      10,558,178
                                                       =================   =================

                             SEE ACCOMPANYING NOTES

               SIERRA PACIFIC PENSION INVESTORS '84 AND SUBSIDIARY
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                            1999         1998         1997
                                                          ---------    ---------    ---------
REVENUES:

  Rental income (Note 1) ..............................   $ 622,524    $ 504,016    $ 473,408
  Interest income (Note 3) ............................     187,405      222,138      197,578
                                                          ---------    ---------    ---------
                  Total revenues ......................     809,929      726,154      670,986
                                                          ---------    ---------    ---------
EXPENSES:
Operating expenses:
  Depreciation and amortization .......................     249,067      258,718      236,395
  Property taxes and insurance ........................     141,531      139,225      121,953
  General and administrative ..........................      39,848       33,353       44,028
  Legal and accounting ................................      60,322       62,651       55,960
  Administrative fees (Note 3) ........................      84,970       51,699       45,684
  Maintenance and repairs .............................      40,182       40,688       36,639
  Management fees (Note 3) ............................      36,373       33,341       35,768
  Utilities ...........................................      16,272       15,526       14,609
  Bad debt expense ....................................      46,342            0            0
  Other operating expenses ............................       7,297       14,349       17,685
                                                          ---------    ---------    ---------
        Total operating expenses ......................     722,204      649,550      608,721
                                                          ---------    ---------    ---------
  Interest ............................................     137,091      147,712      114,696
                                                          ---------    ---------    ---------
                  Total expenses ......................     859,295      797,262      723,417
                                                          ---------    ---------    ---------
LOSS BEFORE GAIN FROM PROPERTY ........................     (49,366)     (71,108)     (52,431)
  DISPOSITION

GAIN FROM PROPERTY DISPOSITION (Note 4) ...............      83,315            0            0
                                                          ---------    ---------    ---------
INCOME (LOSS) BEFORE PARTNERSHIP'S SHARE
  OF UNCONSOLIDATED JOINT VENTURE
  INCOME (LOSS) .......................................      33,949      (71,108)     (52,431)
                                                          ---------    ---------    ---------
PARTNERSHIP'S SHARE OF UNCONSOLIDATED
  JOINT VENTURE INCOME (LOSS) (Note 5) ................     323,402      195,994     (506,889)
                                                          ---------    ---------    ---------
NET INCOME (LOSS) .....................................   $ 357,351    $ 124,886    $(559,320)
                                                          =========    =========    =========
Net income (loss) per limited partnership unit (Note 1)   $    4.64    $    1.62    $   (7.26)
                                                          =========    =========    =========

                             SEE ACCOMPANYING NOTES

               SIERRA PACIFIC PENSION INVESTORS '84 AND SUBSIDIARY
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                           Limited Partners                           Total
                                       --------------------------      General       Partners'
                                        Per Unit         Total         Partner        Equity
                                       -----------    -----------    -----------    -----------
Partners' equity - January 1, 1997 .   $    122.26    $ 9,414,142    $         0    $ 9,414,142
Net loss ...........................         (7.26)      (559,320)                     (559,320)
Distributions ......................         (0.65)       (50,000)                      (50,000)
                                       -----------    -----------    -----------    -----------
Partners' equity December 31, 1997 .        114.35      8,804,822              0      8,804,822
Net income .........................          1.62        124,886                       124,886
                                       -----------    -----------    -----------    -----------
Partners' equity December 31, 1998 .        115.97      8,929,708              0      8,929,708
Net income .........................          4.64        357,351                       357,351
                                       -----------    -----------    -----------    -----------
Partners' equity - December 31, 1999   $    120.61    $ 9,287,059    $         0    $ 9,287,059
                                       ===========    ===========    ===========    ===========

                             SEE ACCOMPANYING NOTES

               SIERRA PACIFIC PENSION INVESTORS '84 AND SUBSIDIARY
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                              1999           1998           1997
                                                           -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ....................................   $   357,351    $   124,886    $  (559,320)
  Adjustments to reconcile net income (loss) to cash
  provided by (used in) operating activities:
    Depreciation and amortization ......................       249,067        258,718        236,395
    Gain from property disposition .....................       (83,315)             0              0
    Undistributed (income) loss of
      unconsolidated joint venture .....................      (323,402)      (195,994)       506,889
    Bad debt expense ...................................        46,342              0              0
    (Increase) decrease in rent receivable .............        (4,177)         6,739         41,958
    Decrease (increase) in note receivable .............       851,803       (222,128)      (148,298)
    Increase in other assets ...........................      (577,252)       (74,181)      (186,025)
    (Decrease) increase in accrued and other liabilities       (19,472)        35,443         11,693
                                                           -----------    -----------    -----------
    Net cash provided by (used in) operating activities        496,945        (66,517)       (96,708)
                                                           -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ....................      (147,606)       (42,614)      (126,289)
    Capital contributions to
      unconsolidated joint venture .....................      (539,784)       (42,000)    (1,551,843)
    Distributions from unconsolidated
      joint venture ....................................       298,500        211,250        247,800
                                                           -----------    -----------    -----------
    Net cash (used in) provided by investing activities       (388,890)       126,636     (1,430,332)
                                                           -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Funding of notes payable secured by property .......             0              0      1,604,000
    Principal payments on notes payable ................       (86,615)       (77,151)       (41,866)
    Cash distributions .................................             0              0        (50,000)
                                                           -----------    -----------    -----------
    Net cash (used in) provided by financing activities        (86,615)       (77,151)     1,512,134
                                                           -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS ....................................        21,440        (17,032)       (14,906)

CASH AND CASH EQUIVALENTS - Beginning of year ..........        10,122         27,154         42,060
                                                           -----------    -----------    -----------
CASH AND CASH EQUIVALENTS - End of year ................   $    31,562    $    10,122    $    27,154
                                                           ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

    Cash paid during the period for interest ...........   $   137,574    $   148,142    $   102,738
                                                           ===========    ===========    ===========

In 1999, 1998 and 1997, interest receivable of $91,610, $222,128 and $307,759 was added to the principal balance of the related note receivable. These transactions are noncash items not reflected in the above statements of cash flows.

                             SEE ACCOMPANYING NOTES

               SIERRA PACIFIC PENSION INVESTORS '84 AND SUBSIDIARY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                        --------------------------------

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

In 1985 Sierra Mira Mesa Partners ("SMMP"), a California general partnership was formed between the Partnership and Sierra Pacific Development Fund II ("SPDFII"). SMMP was initially created to develop and operate the office building known as Sierra Mira Mesa in San Diego, California. The Partnership's initial ownership interest in SMMP was 49%; the remaining 51% was owned by SPDFII. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. In conjunction with this amendment, the general partners forgave the December 31, 1996 balances of advances due from SMMP and included these amounts as adjustments to their respective equity accounts. As a result, the sharing ratio in effect for 1997, 1998 and 1999 was 54.42%, 66.26% and 66.99%, respectively, for the Partnership and 45.58%, 33.74% and 33.01%, respectively, for SPDFII. On January 1, 2000, the sharing ratio will be increased to 69.83% for the Partnership and decreased to 30.17% for SPDFII to reflect the 1999 contributions and distributions.

SMMP also holds an 88.12% interest in Sorrento I Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1993), a 35.10% interest in Sorrento II Partners (a California general partnership with Sierra Pacific Institutional Properties V formed in 1993), a 6.55% interest in Sierra Creekside Partners (a California general partnership with Sierra Pacific Development Fund formed in 1994), and a 33.32% interest in Sierra Vista Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1994).

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Partnership at December 31, 1999 and 1998 consist of cash and cash equivalents, receivables, note receivables, due from affiliates, accounts payable and notes payable. The fair value of cash and cash equivalents, receivables and accounts payable approximates the carrying value due to the short term nature of these items. In the opinion on management, the fair value of the notes payable approximates the carrying value based on market rates at December 31, 1999. The note receivable and the amounts due from affiliates are not fair valued due to the related party nature of these receivables.

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

The Partnership regularly evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Future cash flows are estimated and compared to the carrying amount of the asset to determine if impairment has occurred. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Partnership shall recognize an impairment loss. An impairment of $1,880,000 was recognized prior to 1995 as appraisals indicated an other than temporary decline in value.

Sierra Pacific Pension Investors `84 and subsidiary
Notes to Consolidated Financial Statements
Page three

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1999. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

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

CALCULATION OF EQUITY AND NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT

Equity and net income (loss) per limited partnership unit are determined by dividing the Limited Partners' equity and net income (loss) by the number of limited partnership units outstanding, 77,000 for all periods.

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

Sierra Pacific Pension Investors `84 and subsidiary
Notes to Consolidated Financial Statements
Page four

2.  DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 1999 and 1998, is as follows:

                                                             1999         1998
                                                           --------     --------
Other assets:
   Prepaid expenses ..................................     $584,537     $  3,341
   Tax and insurance impounds ........................       35,645       25,185
   Tenant improvements reserves ......................       22,736       46,586
   Deferred loan costs, net of accumulated
      amortization of $25,051 in 1999
      and $15,863 in 1998 ............................       66,608       75,795
   Deferred leasing costs, net of accumulated
      amortization of $147,093 in 1999 and
      $132,440 in 1998 ...............................       82,442      123,474
                                                           --------     --------
                                                           $791,968     $274,381
                                                           ========     ========
Accrued and other liabilities:
   Accounts payable ..................................     $ 34,558     $ 44,401
   Accrued expenses ..................................       67,368       72,028
   Security deposits .................................       20,965       27,058
                                                           --------     --------
                                                           $122,891     $143,487
                                                           ========     ========

3.  GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

An affiliate of the General Partner may receive a management fee of 6% of the gross rental income collected from the properties. Management fees for the years ended December 31, 1999, 1998 and 1997 were $21,105, $20,103, and $21,799, respectively.

An affiliate of the General Partner is entitled to reimbursement for expenses incurred by the affiliate for services provided to the Partnership such as accounting, legal, data processing and similar services. The affiliate was reimbursed $91,885, $72,284 and $63,910 for such services for the years ended December 31, 1999, 1998 and 1997, respectively. Additionally, the Partnership reimbursed the affiliates for construction supervision costs incurred by the affiliates. For the years ended December 31, 1999, 1998, and 1997, the affiliates received $2,131, $0 and $10,504, respectively, for tenant improvements supervisory costs.

In consideration for services rendered with respect to initial leasing of Partnership properties, an affiliate of the General Partner is paid initial leasing costs. For the year ended December 31, 1997, these fees amounted to $19,109 and were recorded as deferred leasing costs. No such costs were incurred in 1999 or 1998.

Prior to 1997, the Partnership made non-interest bearing short-term advances to Sierra Mira Mesa Partners of $1,311,300. These advances were forgiven and reclassed to investment in Sierra Mira Mesa Partners in 1997 (See Note 1).

During 1996, the Partnership made a non-interest bearing advance to an affiliate in the amount of $47,466. This advance was deemed uncollectible and subsequently written off to bad debt expense in 1999.

Sierra Pacific Pension Investors `84 and subsidiary
Notes to Consolidated Financial Statements
Page five

As further described in Note 4, in 1994 the Partnership sold a property to an affiliate of the General Partner for cash of $800,000 and a $3,200,000 trust deed note. This note calls for monthly interest only payments and bears interest of 10% per annum. In 1997 and 1998 interest receivable of $307,759 and $222,128, respectively, was added to the principal balance of the note and maturity was extended for additional one-year terms. In 1999, the Partnership received a principal paydown of $943,413. The maturity date was extended to December 31, 2000 and interest receivable of $91,610 was added to the principal balance of the note. All other terms of the original note remained unchanged. Interest income related to this note of $187,227, $222,128, and $196,136 was recognized during the years ended December 31, 1999, 1998, and 1997, respectively. The December 31, 1999 balance of the note was $1,591,610 and is secured by a second lien on the property. Management believes the collateral has sufficient value to recover the Partnership's net investment in the note after satisfaction of the first lien holder.

4.  INCOME-PRODUCING PROPERTIES

At December 31, 1999 and 1998 the total cost and accumulated depreciation of the property are as follows:

                                                     1999               1998
                                                 -----------        -----------
Land .....................................       $   977,677        $   977,677
Building and improvements ................         3,060,925          3,976,275
                                                 -----------        -----------
             Total .......................         4,038,602          4,953,952

Accumulated depreciation .................          (984,363)        (1,861,937)
Valuation allowance (Note 1) .............        (1,880,000)        (1,880,000)
                                                 -----------        -----------
             Net .........................       $ 1,174,239        $ 1,212,015
                                                 ===========        ===========

In 1999 and 1998, the Partnership removed $1,062,956 and $18,649, respectively, from its building and improvements and related accumulated depreciation accounts for fully depreciated property.

On December 30, 1994, the Sierra Spectrum property, with a historical cost basis of $2,993,134, was sold for $4,000,000 ($800,000 cash down-payment and a $3,200,000 trust deed note) to an affiliate of Finance Factors, Inc. The gain on sale was recorded using the installment method and the Partnership recorded a deferred gain of $367,296 at December 31, 1994, which will be recognized as principal payments on the trust deed note are received. During the year ended December 31, 1995, the Partnership received principal payments of $1,317,928 on the trust deed note and recognized $151,510 of the deferred gain related to this transaction. In 1999, the Partnership received a principal payment of $943,413 and recognized an additional $83,315 of the deferred gain. As of December 31, 1999 the remaining deferred gain was $132,471.

Sierra Pacific Pension Investors `84 and subsidiary
Notes to Consolidated Financial Statements
Page six

Future minimum base rental income, under the existing operating leases for the Sierra Valencia property, to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:

                                      STRAIGHT-LINE         CASH
     YEAR ENDING DECEMBER 31,              BASIS            BASIS
     ------------------------         -------------      ----------
        2000 ..................       $     489,906      $  493,918
        2001 ..................             373,286         387,320
        2002 ..................             147,990         159,030
        2003 ..................              85,754          99,651
        2004 ..................              28,668          30,393
                                      -------------      ----------
          Total ...............       $   1,125,604      $1,170,312
                                      =============      ==========

The Partnership relied on three tenants to generate approximately 51% of total 1999 rental revenues. The breakdown of these three tenants' industry segments and rental income contribution is as follows: 16% - optics research and development; 15% - telecommunications manufacturing; and 20% - healthcare administration.

5.  INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners ("SMMP"), a California general partnership, was formed in 1985 between the Partnership and Sierra Pacific Development Fund II, an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. The property contains 89,560 square feet and is 100% leased at December 31, 1999. At December 31, 1999 the Partnership's interest in SMMP was 66.99%; the remaining 33.01% interest was owned by Sierra Pacific Development Fund II.

The Partnership's investment in SMMP as of December 31, 1999 and 1998 is comprised of the following:

                                                        1999             1998
                                                     ----------       ----------
Equity interest ..............................       $7,195,398       $6,630,711
Investment advisory and
  other fees, less accumulated
   amortization of $145,683 and
   $141,662 in 1999 and 1998,
   respectively ..............................          108,542          112,563
                                                     ----------       ----------
Investment in unconsolidated
    joint venture ............................       $7,303,940       $6,743,274
                                                     ==========       ==========

Sierra Pacific Pension Investors `84 and subsidiary
Notes to Consolidated Financial Statements
Page seven

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned California general partnership for the years ended December 31, 1999 and 1998. The condensed balance sheets at December 31, 1999 and 1998, and the condensed statements of operations for the years ended December 31, 1999, 1998 and 1997 for SMMP follow:

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   December 31,    December 31,
                                                      1999            1998
                                                   ------------    ------------
ASSETS

Cash and cash equivalents ......................   $    319,400    $     14,064
Rent receivable ................................      1,198,515       1,226,156
Due from affiliates ............................      2,451,227       2,233,158
Income-producing property,
  net of accumulated depreciation ..............      8,723,396       9,000,294
Investment in unconsolidated
   joint ventures ..............................      2,526,875       1,640,460
Other assets ...................................        793,658         897,993
                                                   ------------    ------------
Total Assets ...................................   $ 16,013,071    $ 15,012,125
                                                   ============    ============
LIABILITIES AND GENERAL PARTNERS' EQUITY

Accrued and other liabilities ..................   $    101,104    $    251,990
Notes payable ..................................      6,179,038       5,418,414
                                                   ------------    ------------
Total Liabilities ..............................      6,280,142       5,670,404
                                                   ------------    ------------
Minority interest in joint venture .............       (340,614)       (332,996)
                                                   ------------    ------------
General Partners' equity .......................     10,073,543       9,674,717
                                                   ------------    ------------
Total Liabilities and General Partners' equity .   $ 16,013,071    $ 15,012,125
                                                   ============    ============

Sierra Pacific Pension Investors `84 and subsidiary
Notes to Consolidated Financial Statements
Page eight

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   FOR THE YEAR ENDED DECEMBER 31,
                                            -----------------------------------------
                                               1999           1998           1997
                                            -----------    -----------    -----------
Revenues:
   Rental income ........................   $ 2,126,106    $ 1,883,630    $ 1,919,582
   Other income .........................       224,308        205,781        184,168
                                            -----------    -----------    -----------
       Total revenues ...................     2,350,414      2,089,411      2,103,750
                                            -----------    -----------    -----------
Expenses:
   Operating expenses ...................       800,654        754,978        742,548
   Depreciation and amortization ........       587,070        581,956        825,911
   Interest .............................       450,177        438,711        463,804
                                            -----------    -----------    -----------
       Total expenses ...................     1,837,901      1,775,645      2,032,263
                                            -----------    -----------    -----------
Income before Partnership's share of
    unconsolidated venture losses .......       512,513        313,766         71,487

Partnership's share of unconsolidated
    joint venture losses ................       (36,405)      (131,897)      (855,349)
                                            -----------    -----------    -----------
Income (loss) before minority interest's
    share of consolidated joint venture
    loss (income) .......................       476,108        181,869       (783,862)
                                            -----------    -----------    -----------
Minority interest's share of consolidated
    joint venture loss (income) .........         7,618           (787)        (7,906)
                                            -----------    -----------    -----------
Net income (loss) .......................   $   483,726    $   181,082    $  (791,768)
                                            ===========    ===========    ===========

As of December 31, 1999, SMMP holds a 35.10% interest in Sorrento II Partners (a California general partnership with Sierra Pacific Institutional Properties V formed in 1993), a 6.55% interest in Sierra Creekside Partners (a California general partnership with Sierra Pacific Development Fund formed in 1994), and a 33.32% interest in Sierra Vista Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1994).

Sierra Pacific Pension Investors `84 and subsidiary
Notes to Consolidated Financial Statements
Page nine

The following is a summary of aggregated financial information for all investments owned by SMMP which are accounted for under the equity method:

                        CONDENSED COMBINED BALANCE SHEETS

                                                      December 31,  December 31,
                                                         1999          1998
                                                      -----------   -----------
ASSETS

Cash and cash equivalents .........................   $   272,657   $    85,792
Rent receivable ...................................       588,742       542,527
Due from affiliates ...............................             0        47,666
Income-producing property,
  net of accumulated depreciation .................     8,109,927     8,343,438
Other assets ......................................     1,897,050     1,320,667
                                                      -----------   -----------
Total Assets ......................................   $10,868,376   $10,340,090
                                                      ===========   ===========
LIABILITIES AND GENERAL PARTNERS' EQUITY

Accrued and other liabilities .....................   $   350,272   $   520,646
Note payable ......................................     1,673,186     1,720,324
                                                      -----------   -----------
Total Liabilities .................................     2,023,458     2,240,970
                                                      -----------   -----------
Ground lessors' equity in income producing property     3,000,000     3,000,000
                                                      -----------   -----------
General Partners' equity ..........................     5,844,918     5,099,120
                                                      -----------   -----------
Total Liabilities and General Partners' equity ....   $10,868,376   $10,340,090
                                                      ===========   ===========

Sierra Pacific Pension Investors `84 and subsidiary
Notes to Consolidated Financial Statements
Page ten

                   CONDENSED COMBINED STATEMENTS OF OPERATIONS

                                             FOR THE YEAR ENDED DECEMBER 31,
                                      -----------------------------------------
                                          1999           1998           1997
                                      -----------    -----------    -----------
Revenues:
   Rental income ..................   $ 2,112,254    $ 1,734,403    $ 2,294,859
   Interest income ................        34,540              0              0
   Other income ...................        15,151         93,668          9,698
                                      -----------    -----------    -----------
      Total revenues ..............     2,161,945      1,828,071      2,304,557
                                      -----------    -----------    -----------
Expenses:
   Operating expenses .............     1,407,262      1,302,968      1,755,826
   Depreciation and amortization ..       779,142        829,081      1,321,177
   Interest .......................       152,563        156,636        459,763
                                      -----------    -----------    -----------
      Total expenses ..............     2,338,967      2,288,685      3,536,766
                                      -----------    -----------    -----------
Loss before loss from property
     disposition ..................      (177,022)      (460,614)    (1,232,209)

Loss from property disposition ....             0              0       (967,764)
                                      -----------    -----------    -----------
Net loss ..........................   $  (177,022)   $  (460,614)   $(2,199,973)
                                      ===========    ===========    ===========

Reference is made to the audited financial statements of Sierra Mira Mesa Partners included herein.

Sierra Pacific Pension Investors `84 and subsidiary
Notes to Consolidated Financial Statements
Page eleven

6.    NOTES PAYABLE

On March 27, 1997, Sierra Valencia LLC entered into a loan agreement with First Union Bank of North Carolina in the amount of $1,404,000. This loan, which is secured by a first lien on the Sierra Valencia property, bears interest at 9.25% per annum and calls for monthly principal and interest payments of $12,024 on the first day of each month. Such payments shall continue until April 2007, when the indebtedness is due in full. There is a 1% premium for prepayment of this note. As of December 31, 1999 the loan balance was $1,366,244.

On April 15, 1997, the Partnership entered into a loan agreement with IDM Participating Income Company II, an affiliate of the general partner, in the amount of $200,000. This loan is secured by a second lien on the Sierra Valencia property. This note bears a variable interest rate determined by the Federal Reserve of San Francisco's discount rate prevailing on the 25th day of the month preceding the payment due date plus a 3% premium. The interest rate can be adjusted the last day of March, June, September and December of each year until note agreement is fulfilled. The minimum rate will be 12.12%. The maximum rate will be 15.15%. The current interest rate paid is 12.12%. Monthly payment of $6,659, consisting of both interest and principal, commenced on May 15, 1997 and shall continue until April 15, 2000, when the indebtedness is paid in full. As of December 31, 1999, the loan balance was $32,124.

The annual maturities of the notes payable as of December 31, 1999 are $50,809 in 2000, $20,488 in 2001, $22,466 in 2002, $24,634 in 2003, $27,012 in 2004, and
$1,252,959 thereafter.

The Partnership is exposed to interest rate fluctuations on $32,124 of variable rate debt at December 31, 1999.

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

                   SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                      (A CALIFORNIA GENERAL PARTNERSHIP)











 CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1999 AND 1998 AND STATEMENTS OF
   OPERATIONS, CHANGES IN GENERAL PARTNERS' EQUITY AND CASH FLOWS FOR EACH OF
      THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 AND INDEPENDENT
                                AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sierra Mira Mesa Partners

We have audited the accompanying consolidated balance sheets of Sierra Mira Mesa Partners and subsidiary, a California general partnership, (the "Partnership") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Mira Mesa Partners and subsidiary as of December 31, 1999 and 1998, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2000

                    SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                                                   December 31,    December 31,
                                                       1999            1998
                                                   ------------    ------------
ASSETS

Cash and cash equivalents ......................   $    319,400    $     14,064
Receivables:
   Unbilled rent (Notes 1 and 4) ...............      1,114,598       1,226,156
   Billed rent (Note 1) ........................         83,917               0
Due from affiliates, net (Note 3) ..............      2,451,227       2,233,158
Income-producing property - net of accumulated
   depreciation of $3,564,380 in 1999 and
   $3,273,970 in 1998 (Notes 1, 4 and 6) .......      8,723,396       9,000,294
Investment in unconsolidated
   joint ventures (Notes 1 and 5) ..............      2,526,875       1,640,460
Other assets (Notes 1, 2 and 3) ................        793,658         897,993
                                                   ------------    ------------
Total Assets ...................................   $ 16,013,071    $ 15,012,125
                                                   ============    ============
LIABILITIES AND GENERAL PARTNERS' EQUITY

Accrued and other liabilities (Note 2) .........   $    101,104    $    251,990
Notes payable (Note 6) .........................      6,179,038       5,418,414
                                                   ------------    ------------
Total Liabilities ..............................      6,280,142       5,670,404
                                                   ------------    ------------
Minority interest in consolidated
   joint venture (Note 1) ......................       (340,614)       (332,996)

General Partners' equity (Note 1) ..............     10,073,543       9,674,717
                                                   ------------    ------------
Total Liabilities and General Partners' equity .   $ 16,013,071    $ 15,012,125
                                                   ============    ============

                             SEE ACCOMPANYING NOTES

                    SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                1999           1998           1997
                                            -----------    -----------    -----------
Revenues:
   Rental income (Note 1) ...............   $ 2,126,106    $ 1,883,630    $ 1,919,582
   Interest income ......................       224,308        205,781        174,764
   Other income .........................             0              0          9,404
                                            -----------    -----------    -----------

        Total revenues ..................     2,350,414      2,089,411      2,103,750
                                            -----------    -----------    -----------
Expenses:
   Operating expenses:
   Depreciation and amortization ........       587,070        581,956        825,911
   Property taxes and insurance .........        98,611         97,781         92,347
   Administrative fees (Note 3) .........       121,889        111,206        104,580
   Maintenance and repairs ..............       233,615        240,965        228,890
   Management fees (Note 3) .............       119,166        109,725        101,558
   Utilities ............................       135,301        135,077        138,203
   Legal and accounting .................        24,767         27,657         47,242
   General and administrative ...........        16,122          7,443         12,677
   Renting expenses .....................             0              0            309
   Bad debt expense .....................         4,770              0              0
   Other operating expenses .............        46,413         25,124         16,742
                                            -----------    -----------    -----------
       Total operating expenses .........     1,387,724      1,336,934      1,568,459

   Interest .............................       450,177        438,711        463,804
                                            -----------    -----------    -----------
        Total expenses ..................     1,837,901      1,775,645      2,032,263
                                            -----------    -----------    -----------
INCOME BEFORE PARTNERSHIP'S SHARE OF
   UNCONSOLIDATED JOINT VENTURE LOSSES ..       512,513        313,766         71,487
                                            -----------    -----------    -----------
PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE LOSSES (Note 5) ........       (36,405)      (131,897)      (855,349)
                                            -----------    -----------    -----------
INCOME (LOSS) BEFORE MINORITY INTEREST'S
   SHARE OF CONSOLIDATED JOINT VENTURE
   LOSS (INCOME) ........................       476,108        181,869       (783,862)
                                            -----------    -----------    -----------
MINORITY INTEREST'S SHARE OF CONSOLIDATED
   JOINT VENTURE LOSS (INCOME) ..........         7,618           (787)        (7,906)
                                            -----------    -----------    -----------
NET INCOME (LOSS) .......................   $   483,726    $   181,082    $  (791,768)
                                            ===========    ===========    ===========

                             SEE ACCOMPANYING NOTES

                    SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                       (A CALIFORNIA GENERAL PARTNERSHIP)

         CONSOLIDATED STATEMENTS OF CHANGES IN GENERAL PARTNERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                 General Partners
                                               ------------------------------------------------------
                                                Sierra Pacific       Sierra Pacific
                                                 Development             Pension
                                                   Fund II            Investors '84          Total
                                               -----------------    -----------------    ------------
General Partners' equity - January 1, 1997 .   $       4,679,005    $       4,495,515    $  9,174,520
Transfer of advances .......................             155,590            1,311,300       1,466,890
Net loss ...................................            (284,878)            (506,890)       (791,768)
Contributions ..............................             293,000            1,551,843       1,844,843
Distributions ..............................          (1,580,800)            (247,800)     (1,828,600)
                                               -----------------    -----------------    ------------
General Partners' equity - December 31, 1997           3,261,917            6,603,968       9,865,885
Net income (loss) ..........................             (14,912)             195,994         181,082
Contributions ..............................               8,490               42,000          50,490
Distributions ..............................            (211,490)            (211,250)       (422,740)
                                               -----------------    -----------------    ------------
General Partners' equity - December 31, 1998           3,044,005            6,630,712       9,674,717
Net income .................................             159,678              324,048         483,726
Contributions ..............................              44,000              539,784         583,784
Distributions ..............................            (370,184)            (298,500)       (668,684)
                                               -----------------    -----------------    ------------
General Partners' equity - December 31, 1999   $       2,877,499    $       7,196,044    $ 10,073,543
                                               =================    =================    ============

                             SEE ACCOMPANYING NOTES

                    SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                               1999           1998           1997
                                                           -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ....................................   $   483,726    $   181,082    $  (791,768)
  Adjustments to reconcile net income (loss)
  to cash provided by operating activities:
    Depreciation and amortization ......................       587,070        581,956        825,911
    Undistributed losses of
      unconsolidated joint ventures ....................        36,405        131,897        855,349
    Minority interest in consolidated
       joint venture (loss) income .....................        (7,618)           787          7,906
    Bad debt expense ...................................         4,770              0              0
    Decrease (increase) in rent receivable .............        27,641         60,853       (100,191)
    Increase in due from affiliates ....................      (222,839)      (202,581)      (168,779)
    (Increase) decrease in other assets ................       (45,022)      (215,974)        55,566
    (Decrease) increase in accrued and other liabilities      (150,886)       183,225        (35,663)
                                                           -----------    -----------    -----------
  Net cash provided by operating activities ............       713,247        721,245        648,331
                                                           -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ....................      (160,815)      (346,113)      (231,484)
    Capital contributions to unconsolidated
      joint ventures ...................................    (1,027,820)      (350,900)    (2,315,041)
    Distributions received from unconsolidated
      joint ventures ...................................       105,000        372,312      2,439,098
                                                           -----------    -----------    -----------

  Net cash used in investing activities ................    (1,083,635)      (324,701)      (107,427)
                                                           -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital contributions from General Partners ........       583,784         50,490      1,844,843
    Cash distributions .................................      (668,684)      (422,740)    (1,828,600)
    Funding of note payable secured by property ........     1,637,500              0              0
    Principal payments on notes payable ................      (876,876)      (254,638)      (339,460)
                                                           -----------    -----------    -----------
  Net cash provided by (used in) financing activities ..       675,724       (626,888)      (323,217)
                                                           -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS ................................       305,336       (230,344)       217,687

CASH AND CASH EQUIVALENTS - Beginning of year ..........        14,064        244,408         26,721
                                                           -----------    -----------    -----------
CASH AND CASH EQUIVALENTS - End of year ................   $   319,400    $    14,064    $   244,408
                                                           ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

  Cash paid during the year for interest ...............   $   439,792    $   439,756    $   470,608
                                                           ===========    ===========    ===========

In 1999, 1998, and 1997 interest receivable of $222,839, $202,581, and $338,020, respectively, was added to the principal balance of the related note receivable from affiliate. These transactions are noncash items not reflected in the above statement of cash flows.

                             SEE ACCOMPANYING NOTES

                   SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                      (A CALIFORNIA GENERAL PARTNERSHIP)
                       --------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Sierra Mira Mesa Partners ("SMMP"), a California general partnership, was formed in 1985 between Sierra Pacific Development Fund II ("SPDFII") and Sierra Pacific Pension Investors '84 ("SPPI'84") to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. The property contains 89,560 square feet and is 100% leased at December 31, 1999.

Per the terms of the partnership agreement, SPDFII and SPPI'84 shared in earnings, contributions and distributions in a ratio of 51% to 49%, respectively. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. In conjunction with this amendment, the general partners forgave the December 31, 1996 balances of advances due from SMMP and included these amounts as adjustments to their respective equity accounts. As a result, the sharing ratio in effect for 1997, 1998 and 1999 was 45.58%, 33.74% and 33.01%, respectively, for SPDFII and 54.42%, 66.26% and 66.99%, respectively, for SPPI'84. On January 1, 2000, the sharing ratio will be decreased to 30.17% for SPDFII and increased to 69.83% for SPPI'84 to reflect the 1999 contributions and distributions.

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

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned joint venture as of December 31, 1999. All significant intercompany balances and transactions have been eliminated in consolidation.

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page two

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid, short-term investments with original maturities of three months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Partnership at December 31, 1999 and 1998 consist of cash and cash equivalents, receivables, due from affiliates, accounts payable and notes payable. The fair value of cash and cash equivalents, receivables and accounts payable approximate the carrying value due to the short term nature of these items. In the opinion of management, the fair value of the notes payable approximates the carrying value as the interest rate is based on market rates at December 31, 1999. Management does not fair value the amounts due from affiliates due to the related party nature of this receivable.

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

The Partnership regularly evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Future cash flows are estimated and compared to the carrying amount of the asset to determine if an impairment has occurred. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Partnership shall recognize an impairment loss. No such impairment has been recognized by the Partnership.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1999. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

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

2.    DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 1999 and 1998, is as follows:

                                                             1999         1998
                                                           --------     --------
Other assets:

   Prepaid expenses ..................................     $  7,383     $ 21,070
   Deferred loan costs, net of accumulated
     amortization of $49,842 in 1999 and
     $226,318 in 1998 ................................      168,225      133,878
   Deferred leasing costs, net of accumulated
     amortization of $531,945 in 1999 and
     $414,395 in 1998 ................................      507,000      637,028
   Tax impounds ......................................       26,831       23,728
   Tenant improvement reserves .......................       84,219       82,289
                                                           --------     --------
                                                           $793,658     $897,993
                                                           ========     ========
Accrued and other liabilities:

   Accounts payable ..................................     $ 51,008     $192,455
   Security deposits .................................       17,922       17,922
   Accrued expenses ..................................            0        8,101
   Interest payable ..................................       32,174       20,982
   Unearned rental income ............................            0       12,530
                                                           --------     --------
                                                           $101,104     $251,990
                                                           ========     ========

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page four

3.    GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

An affiliate of S-P Properties, Inc. receives a management fee of 5.5% of the gross rental income collected from the property. This fee amounted to $119,166, $109,725, and $101,558 respectively, for the years ended December 31, 1999, 1998, and 1997. This fee was recorded as part of the operating expenses of the property.

SMMP reimburses an affiliate of S-P Properties, Inc. for expenses incurred by the affiliate for services provided to SMMP such as accounting, data processing and similar services. The affiliate was reimbursed $122,239, $111,206, and $104,580 respectively, for such services for the years ended December 31, 1999, 1998, and 1997. Additionally, SMMP reimbursed an affiliate for construction supervision costs incurred by the affiliate. For the years ended December 31, 1999, 1998, and 1997, the affiliate received $28,201, $1,327, and $11,154 respectively, for tenant improvements supervisory costs.

In consideration for services rendered with respect to initial leasing of SMMP's property, an affiliate of S-P Properties, Inc. is paid initial leasing costs. For the years ended December 31, 1999, 1998, and 1997, these fees amounted to $0, $63,492, and $3,656 respectively, and were recorded as deferred leasing costs.

During 1993, SMMP loaned funds to a former affiliate of S-P Properties, Inc. in the form of demand notes. Such liabilities were assumed by Finance Factors, Inc. which acquired S-P Properties, Inc. as of December 30, 1994. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc. who has assumed the note. The annual interest rate of the loans was variable at bank prime plus 2-1/4% - 3% with a minimum rate of 9%. The loans totaled $2,360,000 at December 31, 1993 and were reduced to $1,687,787 at December 31, 1994. This loan was amended effective January 1, 1995 fixing the interest rate at 10%. On December 31, 1999, 1998 and 1997, interest receivable of $222,839, $202,581 and $338,020, respectively, was added to the principal balance of the loan. No interest related to this loan was due to the Partnership at December 31, 1999 and 1998. The principal balance outstanding at December 31, 1999 is $2,451,227. The loan is guaranteed by the owners of CGS Real Estate Company, Inc. In connection with the settlement of a lawsuit by SPDFII, the Partnership will call a portion of the note receivable from Bancor Real Estate Company, Inc. The portion called will be that percentage of the loan that is equal to SPDFII's ownership interest in the Partnership, in any event no less than 30%. Such funds that are collected will be distributed to SPDFII in accordance with the lawsuit settlement.

During 1995 and 1996, the Partnership received non-interest bearing short-term advances from SPPI'84 of $1,300,000 and $11,300, respectively. These advances were reclassed to equity in 1997 (See Note 1).

In 1996, the Partnership received a short-term, non-interest bearing loan from SPDFII in the amount of $155,590. This loan was reclassed to equity in 1997 (See
Note 1).

During 1996, the Partnership made a non-interest bearing advance to an affiliate in the amount of $4,770. The advance was deemed uncollectible and subsequently written off to bad debt expense in 1999.

See Note 6 for note payable transactions with related parties.

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page five

4.    INCOME-PRODUCING PROPERTIES

At December 31, 1999 and 1998 the total cost and accumulated depreciation of the properties are as follows:

                                                   1999                 1998
                                              ------------         ------------
Land .................................        $  3,786,458         $  3,786,458
Building and improvements ............           8,501,318            8,487,806
                                              ------------         ------------

         Total .......................          12,287,776           12,274,264

Accumulated depreciation .............          (3,564,380)          (3,273,970)
                                              ------------         ------------
         Net .........................        $  8,723,396         $  9,000,294
                                              ============         ============

During 1999 and 1998, the Partnership removed $147,303 and $1,784,496, respectively, from its building and improvements and related accumulated depreciation accounts for fully depreciated property.

Future minimum base rental income, under the existing operating leases for the Sierra Mira Mesa and Sorrento I properties, to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:

           YEAR ENDING             STRAIGHT-LINE        CASH
           DECEMBER 31,                BASIS           BASIS
       ---------------------       -------------   -------------
               2000                $   2,029,716   $   2,246,281
               2001                    2,023,332       2,339,768
               2002                    2,014,332       2,437,297
               2003                      595,285         677,208
               2004                      179,747         184,288
            Thereafter                   593,192         665,360
                                   -------------   -------------
              Total                $   7,435,604   $   8,550,202
                                   =============   =============

In each of the three years in the period ending December 31, 1999, two tenants accounted for the majority of the Partnership's rental income. A state governmental agency associated with workers compensation insurance accounted for rental income of 69%, 78%, and 67% in 1999, 1998 and 1997, respectively; a tenant in the communications sector accounted for rental income of 13%, 15% and 13% in 1999, 1998 and 1997, respectively.

5.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

SMMP holds the following investments accounted for under the equity method at December 31, 1999:

o a 35.10% equity interest in Sorrento II Partners ("SIIP"), a joint venture formed on October 1, 1993 with Sierra Pacific Institutional Properties V, an affiliate, to develop and operate Sierra Sorrento II, an industrial building located in San Diego, California. SMMP's investment in SIIP as of December 31, 1999 and 1998 is $2,647,872 and $1,711,089, respectively.
      SMMP's share of the net loss of SIIP for the three years ended December 31, 1999, 1998 and 1997 is $30,637, $143,251 and $59,066, respectively;

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page six

o a 6.55% equity interest in Sierra Creekside Partners ("SCP"), a joint venture formed on February 1, 1994 with Sierra Pacific Development Fund, an affiliate, to develop and operate Sierra Creekside, a commercial office building in San Ramon, California. SMMP's investment in SCP as of December 31, 1999 and 1998 is $(128,513) and $(75,610), respectively. SMMP's share of the net loss of SCP for the three years ended December 31, 1999, 1998 and 1997 is $5,903, $8,420 and $14,995, respectively;

o a 33.32% equity interest in Sierra Vista Partners ("SVP"), a joint venture formed on February 1, 1994 with Sierra Pacific Development Fund III, an affiliate, to develop and operate Sierra Vista, an industrial building in Anaheim, California. SMMP's investment in SVP as of December 31, 1999 and 1998 is $7,516 and $4,981, respectively. SMMP's share of the net income
      (loss) of SVP for the three years ended December 31, 1999, 1998 and 1997 is $135, $19,774 and $(781,288), respectively. The Sierra Vista property was sold in October 1997.

The following is a summary of aggregated financial information for all investments owned by SMMP which are accounted for under the equity method:

                       CONDENSED COMBINED BALANCE SHEETS

                                                     December 31,   December 31,
                                                         1999          1998
                                                     ------------   ------------
ASSETS

Cash and cash equivalents ........................   $    272,657   $     85,792
Rent receivable ..................................        588,742        542,527
Due from affiliate ...............................              0         47,666
Income-producing property, net of accumulated
  depreciation ...................................      8,109,927      8,343,438
Other assets .....................................      1,897,050      1,320,667
                                                     ------------   ------------

Total Assets .....................................   $ 10,868,376   $ 10,340,090
                                                     ============   ============
LIABILITIES AND GENERAL PARTNERS' EQUITY

Accrued and other liabilities ....................   $    350,272   $    520,646
Note payable .....................................      1,673,186      1,720,324
                                                     ------------   ------------
Total Liabilities ................................      2,023,458      2,240,970
                                                     ------------   ------------
Ground lessors' equity in income-producing
  property .......................................      3,000,000      3,000,000
                                                     ------------   ------------
General Partners' equity .........................      5,844,918      5,099,120
                                                     ------------   ------------
Total Liabilities and General Partners' equity ...   $ 10,868,376   $ 10,340,090
                                                     ============   ============

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page seven

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS

                                           FOR THE YEAR ENDED DECEMBER 31,
                                      -----------------------------------------
                                          1999           1998           1997
                                      -----------    -----------    -----------
Revenues:
   Rental income ..................   $ 2,112,254    $ 1,734,403    $ 2,294,859
   Interest income ................        34,540              0              0
   Other income ...................        15,151         93,668          9,698
                                      -----------    -----------    -----------
           Total revenues .........     2,161,945      1,828,071      2,304,557
                                      -----------    -----------    -----------
Expenses:
   Operating expenses .............     1,407,262      1,302,968      1,755,826
   Depreciation and amortization ..       779,142        829,081      1,321,177
   Interest .......................       152,563        156,636        459,763
                                      -----------    -----------    -----------
           Total expenses .........     2,338,967      2,288,685      3,536,766
                                      -----------    -----------    -----------
Net loss before disposition of
   property .......................      (177,022)      (460,614)    (1,232,209)

Loss from property disposition ....             0              0       (967,764)
                                      -----------    -----------    -----------
Net loss ..........................   $  (177,022)   $  (460,614)   $(2,199,973)
                                      ===========    ===========    ===========


6.    NOTES PAYABLE

                                                           1999          1998
                                                        ----------    ----------
Mortgage note payable, due in monthly
 installments with interest at 7.74% per
 annum, collateralized by the real property
 known as Sierra Mira Mesa. This note matures
 in October 2010  ..................................    $4,543,984    $4,802,191

Mortgage note payable to affiliate, due in
 monthly installments with interest fixed
 at 9.34% per annum through October 1998, at
 which time the rate converted to the one-year
 treasury rate plus 375 basis points. This note,
 which was collateralized by the real property
 known as Sorrento I, was paid in August 1999  .....             0       616,223

Mortgage note payable, due in monthly
 installments with interest at 8.75% per annum,
 collateralized by the Sorrento I property.  The
 note matures in September 2009  ...................     1,635,054             0
                                                        ----------    ----------
                                                        $6,179,038    $5,418,414
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

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page eight

A modification agreement was entered into on September 30, 1997. The interest rate remained fixed at 9.34% through October 1998, at which time the rate converted to the one-year treasury rate plus 375 basis points. The note was amortized over a 210-month term and payments were $6,048 per month, principal and interest inclusive until maturity in March 2015.

In August 1999, the CGS note with an outstanding balance of $607,693 was paid. On the same date, SIP entered into a new loan agreement with Finova Realty Capital, Inc. in the amount of $1,637,500. This loan, which is secured by the Sorrento I property, bears interest at 8.75% per annum. Monthly payments of $12,882, consisting of both principal and interest, are due until maturity in September 2009. The note balance as of December 31, 1999 was $1,635,054. In connection with the repayment of the CGS note, SIP paid $29,528 to CGS related to late fees which were included in other operating expenses in the statement of operations for 1999.

As of December 31, 1999, annual maturities on notes payable are: $290,909 in 2000; $314,372 in 2001; $339,729 in 2002; $367,133 in 2003; $396,749 in 2004;
and $4,470,146 thereafter.

                  EXECUTIVE OFFICERS OF THE GENERAL PARTNER

The Executive Officers of S-P Properties, Inc., the General Partner are as follows:


NAME                            POSITION

Thomas N. Thurber               President and Director

Gregory J. Nooney, Jr.          Vice President

Patricia A. Nooney              Vice President

William J. Carden               Assistant Secretary/Treasurer and Director


The 10-K Report sent to the Securities and Exchange Commission contains additional information on the partnership's operations and is available to Limited Partners upon request.