Form 10-Q
period 2000-03-31
SIERRA PACIFIC PENSION INVESTORS 84
filed 2000-05-15
CIK 747729

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter ended                        March 31, 2000
                       ----------------------------------------------------
Commission file number                       0-14269
                       ----------------------------------------------------




                      SIERRA PACIFIC PENSION INVESTORS `84
                             (A LIMITED PARTNERSHIP)

         State of California                        33-0043952
--------------------------------------  -----------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification
   incorporation or organization)                    Number)


     5850 San Felipe, Suite 450
           Houston, Texas                             77057
--------------------------------------  -----------------------------------
   (Address of principal executive                  (Zip Code)
              offices)



Registrant's telephone number,
including area code:                           (713) 706-6271
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

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
Balance Sheets - March 31, 2000 and December 31, 1999 ....................   4

Statements of Operations - For the Three Months Ended March 31,
2000 and 1999 ............................................................   5

Statements of Changes in Partners' Equity - For the Year Ended
December 31, 1999 and for the Three Months Ended March 31, 2000 ..........   6

Statements of Cash Flows - for the Three Months Ended March 31,
2000 and 1999 ............................................................   7

Notes to Financial Statements ............................................   8


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

(a)         OVERVIEW

The following discussion should be read in conjunction with the Sierra Pacific Pension Investors `84's (the Partnership) Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns one property, Sierra Valencia (the Property). In addition, the Partnership holds a 69.83% interest in Sierra Mira Mesa Partners
(SMMP) which is maintained on the equity method of accounting.

(b)         RESULTS OF OPERATIONS

Rental income for the three months ended March 31, 2000 increased by approximately $5,000, or 3%, when compared to the corresponding period in the prior year, primarily due to higher common area maintenance fees billed during the quarter. This increase was partially offset by a decrease in occupancy at the Property from 100% at March 31, 1999 to 87% at March 31, 2000.

Interest income for the quarter ended March 31, 2000, decreased by approximately $21,000, or 35%, in comparison to the same period in the prior year. In May 1999, the Partnership received a $943,000 principal payment on its trust deed note receivable.

Operating expenses increased by approximately $6,000, or 5%, principally due to an increase in administrative costs and property taxes. This increase was partially offset as a result of lower accounting and auditing costs incurred during the quarter.

Depreciation and amortization expenses for the three months ended March 31, 2000 decreased by approximately $32,000, or 47%, when compared to the corresponding period in 1999, primarily due to fully depreciated capitalized tenant improvements.

The Partnership's share of unconsolidated joint venture income increased by approximately $69,000 for the three months ended March 31, 2000 in comparison to the same period in the prior year.

(c)         LIQUIDITY AND CAPITAL

The Partnership received a $943,000 principal payment on its trust deed note receivable in May 1999. These funds were principally used to satisfy the liquidity requirements of SMMP.

As of March 31, 2000, the Partnership is in an illiquid position. Total cash and billed receivables amount to approximately $33,000 compared to approximately $151,000 of accrued and other liabilities. The Partnership anticipates cash required to meet debt obligations, operating expenses and costs for the construction of new tenant space will be funded from the operations of the Property and distributions from SMMP.

Inflation:

The Partnership does not expect inflation to be a material factor in its operations in 2000.

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999

--------------------------------------------------------------------------------

                                                                                      MARCH 31, 2000   DECEMBER 31, 1999
                                                                                      ---------------   ---------------
                                                                                         (UNAUDITED)
ASSETS

Cash and cash equivalents .........................................................   $        21,788   $        31,562
Receivables:
   Note receivable, net of deferred gain of $132,471 ..............................         1,459,139         1,459,139
   Unbilled rent ..................................................................            44,652            44,708
   Billed rent ....................................................................            11,293             2,762
   Interest .......................................................................            39,790                 0
Income-producing property - net of
  accumulated depreciation and valuation
  allowance of $2,813,436 and $2,864,363
  respectively ....................................................................         1,153,354         1,174,239
Investment in unconsolidated joint venture ........................................         7,357,261         7,303,940
Other assets - net of accumulated amortization
  of $156,401 and $172,144, respectively ..........................................           850,937           791,968
                                                                                      ---------------   ---------------

Total Assets ......................................................................   $    10,938,214   $    10,808,318
                                                                                      ===============   ===============

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities .....................................................   $       151,065   $       122,891
Notes payable .....................................................................         1,381,483         1,398,368
                                                                                      ---------------   ---------------

Total Liabilities .................................................................         1,532,548         1,521,259
                                                                                      ---------------   ---------------

Partners' equity (deficit):
  General Partner .................................................................          (185,170)                0
  Limited Partners:
    80,000 units authorized,
    77,000 issued and outstanding .................................................         9,590,836         9,287,059
                                                                                      ---------------   ---------------

Total Partners' equity ............................................................         9,405,666         9,287,059
                                                                                      ---------------   ---------------

Total Liabilities and Partners' equity ............................................   $    10,938,214   $    10,808,318
                                                                                      ===============   ===============

                             SEE ACCOMPANYING NOTES

                      SIERRA PACIFIC PENSION INVESTORS '84
                            (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

--------------------------------------------------------------------------------

                                                                                               2000                1999
                                                                                          ---------------    ---------------
                                                                                            (UNAUDITED)         (UNAUDITED)
REVENUES:
  Rental income .......................................................................   $       148,485    $       143,659
  Interest income .....................................................................            39,793             61,088
                                                                                          ---------------    ---------------

           Total revenues .............................................................           188,278            204,747
                                                                                          ---------------    ---------------

EXPENSES:
  Operating expenses ..................................................................           128,074            122,176
  Depreciation and amortization .......................................................            36,355             68,349
  Interest expense ....................................................................            32,568             34,769
                                                                                          ---------------    ---------------

           Total costs and expenses ...................................................           196,997            225,294
                                                                                          ---------------    ---------------

LOSS BEFORE PARTNERSHIP'S SHARE OF
  UNCONSOLIDATED JOINT VENTURE INCOME .................................................            (8,719)           (20,547)

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
  JOINT VENTURE INCOME ................................................................           127,326             58,670
                                                                                          ---------------    ---------------

NET INCOME ............................................................................   $       118,607    $        38,123
                                                                                          ===============    ===============

Net income per limited partnership unit ...............................................   $          1.52    $          0.50
                                                                                          ===============    ===============

                             SEE ACCOMPANYING NOTES

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A LIMITED PARTNERSHIP)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

--------------------------------------------------------------------------------

                                                                LIMITED PARTNERS                                     TOTAL
                                                       ----------------------------------        GENERAL           PARTNERS'
                                                          PER UNIT             TOTAL             PARTNER            EQUITY
                                                       ---------------    ---------------    ---------------    ---------------
Proceeds from sale of
  partnership units ................................   $        250.00    $    19,418,250                       $    19,418,250
Underwriting commissions
  and other organization expenses ..................            (37.34)        (2,894,014)                           (2,894,014)
Repurchase of 665 partnership units ................             (0.03)          (151,621)                             (151,621)
Cumulative net (loss) income
  (to December 31, 1999) ...........................            (70.59)        (5,435,550)   $       133,334         (5,302,216)
Cumulative distributions
  (to December 31, 1999) ...........................            (21.43)        (1,650,006)          (133,334)        (1,783,340)
                                                       ---------------    ---------------    ---------------    ---------------

Partners' equity - January 1, 2000 (audited) .......            120.61          9,287,059                  0          9,287,059
Cumulative adjustment of net loss allocation .......              2.42            186,356           (186,356)                 0
Net income (unaudited)..............................              1.52            117,421              1,186            118,607
                                                       ---------------    ---------------    ---------------    ---------------

Partners' equity (deficit) - March 31, 2000
  (unaudited) ......................................   $        124.55    $     9,590,836    $      (185,170)   $     9,405,666
                                                       ===============    ===============    ===============    ===============

                             SEE ACCOMPANYING NOTES

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

--------------------------------------------------------------------------------

                                                                                                  2000               1999
                                                                                             ---------------    ---------------
                                                                                               (UNAUDITED)        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .............................................................................   $       118,607    $        38,123
  Adjustments to reconcile net income
  to cash (used in) provided by operating activities:
    Depreciation and amortization ........................................................            36,355             68,349
    Partnership's share of unconsolidated joint
      venture income .....................................................................          (127,326)           (58,670)
    Increase in rent receivable ..........................................................            (8,475)              (626)
    Increase in interest receivable ......................................................           (39,790)           (61,085)
    (Increase) decrease in other assets ..................................................           (71,621)            28,466
    Increase (decrease) in accrued and other liabilites ..................................            28,174             (2,876)
                                                                                             ---------------    ---------------

    Net cash (used in) provided by operating activities ..................................           (64,076)            11,681
                                                                                             ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ......................................................            (1,813)           (48,025)
                                                                                             ---------------    ---------------

    Net cash used in investing activities ................................................            (1,813)           (48,025)
                                                                                             ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on notes payable ..................................................           (16,885)           (21,159)
    Capital contributions to unconsolidated joint venture ................................           (34,000)                 0
    Distributions from unconsolidated joint venture ......................................           107,000                  0
    Loan from affiliate ..................................................................                 0             54,500
                                                                                             ---------------    ---------------

    Net cash provided by financing activities ............................................            56,115             33,341
                                                                                             ---------------    ---------------

NET DECREASE IN CASH  AND CASH EQUIVALENTS ...............................................            (9,774)            (3,003)

CASH AND CASH EQUIVALENTS - Beginning of period ..........................................            31,562             10,122
                                                                                             ---------------    ---------------

CASH AND CASH EQUIVALENTS - End of period ................................................   $        21,788    $         7,119
                                                                                             ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

    Cash paid during the period for interest .............................................   $        32,504    $        34,888
                                                                                             ===============    ===============

                             See Accompanying Notes

                      SIERRA PACIFIC PENSION INVESTORS `84
                             (A LIMITED PARTNERSHIP)
                              ---------------------

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

1.    BASIS OF FINANCIAL STATEMENTS

In the opinion of Sierra Pacific Pension Investors `84's (the Partnership) management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at March 31, 2000 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1999.

2.    RELATED PARTY TRANSACTIONS

Included in the financial statements for the three months ended March 31, 2000 and 1999 are affiliate transactions as follows:

                                                MARCH 31
                                         -----------------------
                                            2000        1999
                                         ----------   ----------
           Management fees               $    4,449   $    4,585
           Administrative fees               19,744       16,596

3.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners (SMMP) was formed in 1985 between the Partnership and Sierra Pacific Development Fund II (SPDFII), an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. The Partnership's initial ownership interest in SMMP was 49%; the remaining 51% was owned by SPDFII. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. At March 31, 2000 the Partnership's interest in SMMP was 69.83%; the remaining 30.17% interest is owned by SPDFII.

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned California general partnership. Summarized income statement information for SMMP for the three months ended March 31, 2000 and 1999 follows:

Sierra Pacific Pension Investors '84
Notes to Financial Statements (Unaudited)
Page two

                                                MARCH 31
                                         ------------------------
                                            2000          1999
                                         -----------   ----------
           Rental income                 $   556,156    $ 500,720
           Total revenues                    617,334      556,010
           Operating expenses                219,914      190,270
           Share of unconsolidated
             joint venture income (loss)      45,176      (25,266)
           Net income                        175,848       87,978


As of March 31, 2000, SMMP holds a 43.92% interest in Sorrento II Partners
(SIIP), a California general partnership with Sierra Pacific Institutional Properties V formed in 1993; a 5.08% interest in Sierra Creekside Partners
(SCP), a California general partnership with Sierra Pacific Development Fund formed in 1994; and a 33.36% interest in Sierra Vista Partners (SVP), a California general partnership with Sierra Pacific Development Fund III formed in 1994.

Summarized income statement information for these Partnerships, which are accounted for by SMMP under the equity method, for the three months ended March 31, 2000 and 1999 follows:

                                                 SCP                               SVP                               SIIP
                                      --------------------------        --------------------------        -------------------------
                                               March 31                          March 31                          March 31
                                      --------------------------        --------------------------        -------------------------
                                        2000             1999             2000              1999            2000            1999
                                      ---------        ---------        ---------        ---------        ---------       ---------
Rental income .................       $ 229,440        $ 214,772        $       0        $       0        $ 385,844       $ 260,066
Total revenues ................         229,440          214,772                0           11,907          397,049         260,066
Operating expenses ............         154,180          126,351           13,665           13,797          124,762         123,578
Extraordinary loss ............          46,020                0                0                0                0               0
Net (loss) income .............        (124,683)         (36,421)         (20,154)          (2,457)         127,660         (63,391)

4.    PARTNERS' EQUITY

Equity and net income per limited partnership unit is determined by dividing the limited partners' share of the Partnership's equity and net income by the number of limited partnership units outstanding, 77,000.

Partners' equity accounts have been adjusted to reflect an allocation of cumulative net loss to the partners in accordance with the agreement of limited partnership. This agreement provides that 99% of operating profits and losses of the Partnership shall be allocated among the limited partners and 1% be allocated to the general partner.

Prior year balances have not been adjusted because management does not believe that the effects of these adjustments are significant to the prior year partners' equity balances.

                           PART II - OTHER INFORMATION

ITEM  6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

 Exhibit
  Number      Description of Exhibit
-----------   -----------------------------
        27    Financial Data Schedule

(b)   Reports on Form 8-K

      A Form 8-K was filed in April 2000 reporting a change in the Partnership's Certifying Accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

                           SIERRA PACIFIC PENSION INVESTORS `84
                           a Limited Partnership
                           S-P PROPERTIES, INC.
                           General Partner

Date:  MAY 10, 2000        /S/ THOMAS N. THURBER
       ------------        -----------------------------------------------
                           Thomas N. Thurber
                           President and Director

Date:  MAY 10, 2000        /S/ G. ANTHONY EPPOLITO
       ------------        -----------------------------------------------
                           G. Anthony Eppolito
                           Chief Accountant