Form 10-Q
period 2000-06-30
SIERRA PACIFIC PENSION INVESTORS 84
filed 2000-08-15
CIK 747729

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter ended                         June 30, 2000
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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                           PAGE
                                                                          NUMBER

Balance Sheets - June 30, 2000 and December 31, 1999                         4

Statements of Operations - For the Six Months and Three Months
Ended June 30, 2000 and 1999                                                 5

Statements of Changes in Partners' Equity - For the Year Ended
December 31, 1999 and for the Six Months Ended June 30, 2000                 6

Statements of Cash Flows - for the Six Months Ended June 30, 2000
and 1999                                                                     7

Notes to Financial Statements                                                8


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

(a)         OVERVIEW

The following discussion should be read in conjunction with the Sierra Pacific Pension Investors '84's (the Partnership) Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns one property, Sierra Valencia (the Property). In addition, the Partnership holds a 69.83% interest in Sierra Mira Mesa Partners
(SMMP), which is maintained on the equity method of accounting.

(b)         RESULTS OF OPERATIONS

Rental income for the six months ended June 30, 2000 decreased by approximately $47,000, or 15%, when compared to the corresponding period in 1999, principally due to a decrease in occupancy from 100% at June 30, 1999 to 84% at June 30, 2000. Rental income for the three months ended June 30, 2000 decreased by approximately $52,000, or 30%, primarily as a result of the decrease in occupancy. Further, common area maintenance fee billings were lower during the second quarter of 2000 compared to the second quarter of the prior year.

Interest income for the six months and three months ended June 30, 2000, decreased by approximately $33,000, or 29%, and by approximately $12,000, or 22%, respectively, in comparison to the same period in the prior year. In May 1999, the Partnership received a $943,000 principal payment on its trust deed note receivable.

Operating expenses decreased by approximately $12,000, or 5%, for the six months ended June 30, 2000, principally as a result of lower administrative costs and legal expenses. This decrease was partially offset by an increase in property taxes accrued during the period. Operating expenses for the three months ended June 30, 2000 decreased by approximately $18,000, or 17%, principally due to the decrease in administrative and legal costs. This decrease was partially offset by higher accounting and auditing costs incurred during the quarter.

Depreciation and amortization expenses for the six months and three months ended June 30, 2000 decreased by approximately $64,000, or 46%, and by approximately $32,000, or 46%, respectively, in comparison to the corresponding period in 1999, primarily due to fully depreciated capitalized tenant improvements.

The Partnership's share of unconsolidated joint venture income increased by approximately $53,000, or 29%, for the six months ended June 30, 2000, when compared to the same period in the 1999. This increase in income generated by SMMP was in large part attributable to its share of Sorrento II Partners' (SIIP) income. SIIP, which SMMP accounts for as an unconsolidated joint venture investment on the equity method, recorded an increase in income due to, among other factors, higher common area maintenance fees recovery revenue and a decrease in operating expenses during the six months ended June 30, 2000.

(c)         LIQUIDITY AND CAPITAL

The Partnership received a $943,000 principal payment on its trust deed note receivable in May 1999. These funds were principally used to satisfy the liquidity requirements of SMMP.

As of June 30, 2000, the Partnership is in an illiquid position. Total cash and billed receivables amount to approximately $43,000 compared to approximately $128,000 of accrued and other liabilities. The Partnership anticipates cash required to meet debt obligations, operating expenses and costs for the construction of new tenant space will be funded from the operations of the Property and distributions from SMMP.

Inflation:

The Partnership does not expect inflation to be a material factor in its operations in 2000.

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                                                            JUNE 30, 2000
                                                                                             (UNAUDITED)          DECEMBER 31, 1999
                                                                                        --------------------    --------------------
ASSETS

Cash and cash equivalents ...........................................................   $             11,115    $             31,562
Receivables:
   Note receivable, net of deferred gain of $132,471 ................................              1,459,139               1,459,139
   Unbilled rent ....................................................................                 44,306                  44,708
   Billed rent ......................................................................                 31,718                   2,762
   Interest .........................................................................                 79,581                       0
Income-producing property - net of
  accumulated depreciation and valuation
  allowance of $2,836,134 and $2,864,363
  respectively ......................................................................              1,152,855               1,174,239
Investment in unconsolidated joint venture ..........................................              7,286,134               7,303,940
Other assets - net of accumulated amortization
  of $170,301 and $172,144, respectively ............................................                941,152                 791,968
                                                                                        --------------------    --------------------

Total Assets ........................................................................   $         11,006,000    $         10,808,318
                                                                                        ====================    ====================

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities .......................................................   $            127,733    $            122,891
Notes payable .......................................................................              1,358,189               1,398,368
                                                                                        --------------------    --------------------

Total Liabilities ...................................................................              1,485,922               1,521,259
                                                                                        --------------------    --------------------

Partners' equity (deficit):
  General Partner ...................................................................               (184,026)                      0
  Limited Partners:
    80,000 units authorized,
    77,000 issued and outstanding ...................................................              9,704,104               9,287,059
                                                                                        --------------------    --------------------

Total Partners' equity ..............................................................              9,520,078               9,287,059
                                                                                        --------------------    --------------------

Total Liabilities and Partners' equity ..............................................   $         11,006,000    $         10,808,318
                                                                                        ====================    ====================

                             SEE ACCOMPANYING NOTES

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
              AND FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

--------------------------------------------------------------------------------

                                                                            SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                                                JUNE 30,                          JUNE 30,
                                                                      -----------------------------     ----------------------------
                                                                         2000              1999            2000             1999
                                                                      (UNAUDITED)       (UNAUDITED)     (UNAUDITED)      (UNAUDITED)
                                                                      ------------     ------------     ------------    ------------
REVENUES:
  Rental income ..................................................    $    272,542     $    319,871     $    124,057    $    176,212
  Interest income ................................................          79,586          112,399           39,793          51,311
                                                                      ------------     ------------     ------------    ------------

           Total revenues ........................................         352,128          432,270          163,850         227,523
                                                                      ------------     ------------     ------------    ------------

EXPENSES:
  Operating expenses .............................................         213,674          225,780           85,600         103,604
  Depreciation and amortization ..................................          73,957          138,033           37,602          69,684
  Interest expense ...............................................          64,682           69,274           32,114          34,505
                                                                      ------------     ------------     ------------    ------------

           Total costs and expenses ..............................         352,313          433,087          155,316         207,793
                                                                      ------------     ------------     ------------    ------------

(LOSS) INCOME BEFORE GAIN FROM
  PROPERTY DISPOSITION ...........................................            (185)            (817)           8,534          19,730

GAIN FROM PROPERTY DISPOSITION ...................................               0           83,315                0          83,315
                                                                      ------------     ------------     ------------    ------------

(LOSS) INCOME BEFORE PARTNERSHIP'S
  SHARE OF JOINT VENTURE INCOME ..................................            (185)          82,498            8,534         103,045

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
  JOINT VENTURE INCOME ...........................................         233,204          180,217          105,878         121,547
                                                                      ------------     ------------     ------------    ------------

NET INCOME .......................................................    $    233,019     $    262,715     $    114,412    $    224,592
                                                                      ============     ============     ============    ============

Net income per limited partnership unit ..........................    $       3.00     $       3.41     $       1.48    $       2.92
                                                                      ============     ============     ============    ============


                             SEE ACCOMPANYING NOTES

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A LIMITED PARTNERSHIP)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

--------------------------------------------------------------------------------

                                                                            LIMITED PARTNERS                               TOTAL
                                                                       ----------------------------      GENERAL         PARTNERS'
                                                                         PER UNIT         TOTAL          PARTNER          EQUITY
                                                                       ------------    ------------    ------------    ------------
Proceeds from sale of
  partnership units ................................................   $     250.00    $ 19,418,250                    $ 19,418,250
Underwriting commissions
  and other organization expenses ..................................         (37.34)     (2,894,014)                     (2,894,014)
Repurchase of 665 partnership units ................................          (0.03)       (151,621)                       (151,621)
Cumulative net (loss) income
  (to December 31, 1998) ...........................................         (75.23)     (5,792,901)   $    133,334      (5,659,567)
Cumulative distributions
  (to December 31, 1998) ...........................................         (21.43)     (1,650,006)       (133,334)     (1,783,340)
                                                                       ------------    ------------    ------------    ------------

Partners' equity  - January 1, 1999 ................................         115.97       8,929,708               0       8,929,708
Net income .........................................................           4.64         357,351                         357,351
                                                                       ------------    ------------    ------------    ------------

Partners' equity  - January 1, 2000 (audited) ......................         120.61       9,287,059               0       9,287,059
Transfer among general partner and limited partners ................           2.42         186,356        (186,356)              0
Net income (unaudited) .............................................           3.00         230,689           2,330         233,019
                                                                       ------------    ------------    ------------    ------------

Partners' equity (deficit) - June 30, 2000 (unaudited) .............   $     126.03    $  9,704,104    $   (184,026)   $ 9,520,078
                                                                       ============    ============    ============    ============

                             SEE ACCOMPANYING NOTES

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

--------------------------------------------------------------------------------

                                                                                                     2000                1999
                                                                                                  (UNAUDITED)         (UNAUDITED)
                                                                                                ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...............................................................................    $       233,019     $       262,715
  Adjustments to reconcile net income
  to cash used in operating activities:
    Depreciation and amortization ..........................................................             73,957             138,033
    Partnership's share of unconsolidated joint
      venture income .......................................................................           (233,204)           (180,217)
    Gain from property disposition .........................................................                  0             (83,315)
    Increase in rent receivable ............................................................            (28,554)            (18,435)
    Increase in interest receivable ........................................................            (79,581)            (16,610)
    Increase in other assets ...............................................................           (175,735)           (321,786)
    Increase (decrease) in accrued and other liabilites ....................................              4,842             (33,849)
                                                                                                ---------------     ---------------

    Net cash used in operating activities ..................................................           (205,256)           (253,464)
                                                                                                ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ........................................................            (24,012)           (114,476)
    Payments received on note receivable ...................................................                  0             943,413
                                                                                                ---------------     ---------------

    Net cash (used in) provided by investing activities ....................................            (24,012)            828,937
                                                                                                ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on notes payable ....................................................            (40,179)            (42,231)
    Capital contributions to unconsolidated joint venture ..................................            (34,000)                  0
    Distributions from unconsolidated joint venture ........................................            283,000                   0
    Loan to affiliate ......................................................................                  0            (466,283)
                                                                                                ---------------     ---------------

    Net cash provided by (used in) financing activities ....................................            208,821            (508,514)
                                                                                                ---------------     ---------------

NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS ...................................................................            (20,447)             66,959

CASH AND CASH EQUIVALENTS - Beginning of period
    Beginning of period ....................................................................             31,562              10,122
                                                                                                ---------------     ---------------

CASH AND CASH EQUIVALENTS - End of period
    End of period ..........................................................................    $        11,115     $        77,081
                                                                                                ===============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the period for real estate taxes ......................................    $        56,324     $        50,396
                                                                                                ===============     ===============

    Cash paid during the period for interest ...............................................    $        65,257     $        69,863
                                                                                                ===============     ===============

                             See Accompanying Notes

                      SIERRA PACIFIC PENSION INVESTORS `84
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

1.    BASIS OF FINANCIAL STATEMENTS

In the opinion of Sierra Pacific Pension Investors `84's (the Partnership) management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at June 30, 2000 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1999.

2.    RELATED PARTY TRANSACTIONS

Included in the financial statements for the six months ended June 30, 2000 and 1999 are affiliate transactions as follows:

                                                June 30
                                         -----------------------
                                            2000       1999
                                         -----------------------
           Management fees                 $  7,882    $  9,689
           Administrative fees               37,881      55,320
           Construction fees                      0       2,131

3.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners (SMMP) was formed in 1985 between the Partnership and Sierra Pacific Development Fund II (SPDFII), an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. The Partnership's initial ownership interest in SMMP was 49%; the remaining 51% was owned by SPDFII. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. At June 30, 2000 the Partnership's interest in SMMP was 69.83%; the remaining 30.17% interest is owned by SPDFII.

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned California general partnership. Summarized income statement information for SMMP for the six months ended June 30, 2000 and 1999 follows:

Sierra Pacific Pension Investors '84
Notes to Financial Statements (Unaudited)
Page two

                                                 June 30
                                         ------------------------
                                            2000        1999
                                         ------------------------
           Rental income                 $ 1,096,679  $1,059,081
           Total revenues                  1,220,016   1,170,121
           Operating expenses                446,008     361,757
           Share of unconsolidated
             joint venture income (loss)      81,931     (36,566)
           Net income                        326,619     269,349

As of June 30, 2000, SMMP holds a 43.92% interest in Sorrento II Partners
(SIIP), a California general partnership with Sierra Pacific Institutional Properties V formed in 1993; a 5.08% interest in Sierra Creekside Partners
(SCP), a California general partnership with Sierra Pacific Development Fund formed in 1994; and a 33.36% interest in Sierra Vista Partners (SVP), a California general partnership with Sierra Pacific Development Fund III formed in 1994.

Summarized income statement information for these Partnerships, which are accounted for by SMMP under the equity method, for the six months ended June 30, 2000 and 1999 follows:

                          SCP                 SVP               SIIP
                  -----------------------------------------------------------
                        June 30             June 30            June 30
                  -----------------------------------------------------------
                    2000       1999      2000     1999     2000      1999
                  -----------------------------------------------------------
Rental income     $ 489,777  $ 448,066  $     0  $     0  $699,130  $554,777
Total revenues      489,777    448,066        0   11,907   710,335   554,777
Operating expenses  268,936    247,078   13,735   14,577   236,241   243,567
Extraordinary loss   46,020          0        0        0         0         0
Net (loss) income  (149,586)   (50,053) (13,735)  (2,670)  214,281   (92,300)

4.    PARTNERS' EQUITY

Equity and net income per limited partnership unit is determined by dividing the limited partners' share of the Partnership's equity and net income by the number of limited partnership units outstanding, 77,000.

During the quarter ended March 31, 2000, an amount was transferred between the partners' equity accounts such that 99% of cumulative operating income, gains, losses, deductions and credits of the Partnership is allocated among the limited partners and 1% is allocated to the general partner. Management does not believe that the effect of this transfer is significant.

5.    PENDING TRANSACTION

CGS Real Estate Company, Inc. (CGS), an affiliate of the general partner, is in the process of developing a plan pursuant to which the property owned by the Partnership would be combined with the properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers, and residential apartment properties. It is expected that the acquirer would in the future qualify as a real estate investment trust. Limited partners would receive shares of common stock in the acquirer, which would be listed on a national securities exchange or the NASDAQ national market system.

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

                           SIERRA PACIFIC PENSION INVESTORS `84
                           a Limited Partnership
                           S-P PROPERTIES, INC.
                           General Partner

Date:  AUGUST 14, 2000     /s/ THOMAS N. THURBER
       ---------------     -----------------------------------------------
                           Thomas N. Thurber
                           President and Director

Date:  AUGUST 14, 2000     /s/ G. ANTHONY EPPOLITO
       ---------------     -----------------------------------------------
                           G. Anthony Eppolito
                           Chief Accountant