Form 10-Q
period 2000-09-30
SIERRA PACIFIC PENSION INVESTORS 84
filed 2000-11-14
CIK 747729

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended                      September 30, 2000
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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                   PAGE
                                                                  NUMBER
Balance Sheets - September 30, 2000 and December 31, 1999            4

Statements of Operations - For the Nine Months and Three Months
Ended September 30, 2000 and 1999                                    5

Statements of Changes in Partners' Equity - For the Year Ended
December 31, 1999 and for the Nine Months Ended September 30, 2000   6

Statements of Cash Flows - For the Nine Months Ended September
30, 2000 and 1999                                                    7

Notes to Financial Statements                                        8

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

(b)         RESULTS OF OPERATIONS

Rental income for the nine months ended September 30, 2000 decreased by approximately $36,000, or 8%, when compared to the corresponding period in 1999, principally due to occupancy fluctuations. Occupancy fluctuated between 87% and 97% during the nine months ended September 30, 2000. The Property was 100% occupied for the majority of 1999. Occupancy at September 30, 2000 was 97%. The decrease in rental income was partially offset by additional billings in the third quarter related to second quarter rents. Rental income for the three months ended September 30, 2000 increased by approximately $11,000, or 7%, primarily due to these billings.

Interest income for the nine months ended September 30, 2000, decreased by approximately $31,000, or 20%, in comparison to the same period in the prior year. This decrease was primarily due to a $943,000 principal payment received on the Partnership's trust deed note receivable in May 1999. Interest income for the quarter ended September 30, 2000 increased by approximately $2,000 or 6%, due to higher note balances between the two periods.

Operating expenses increased by approximately $27,000, or 8%, for the nine months ended September 30, 2000, principally due to the write-off of rents deemed uncollectible to bad debt expense. In addition, accounting and auditing costs rose during the period. The increase in operating expenses was partially offset by a decrease in administrative costs. Operating expenses for the quarter ended September 30, 2000 increased by approximately $39,000, or 37%, primarily due to the increase in bad debt expense and higher accounting and auditing costs.

Depreciation and amortization expenses for the nine months and three months ended September 30, 2000 decreased by approximately $97,000, or 47%, and by approximately $33,000, or 47%, respectively, when compared to the corresponding period in the prior year, principally due to fully depreciated capitalized tenant improvements.

The Partnership's share of unconsolidated joint venture income increased by approximately $64,000, or 26%, for the nine months ended September 30, 2000, in comparison to the same period in 1999. This increase in income generated by SMMP was in large part attributable to its share of Sorrento II Partners' (SIIP) income. SIIP, which SMMP accounts for as an unconsolidated joint venture investment on the equity method, recorded an increase in income due to, among other factors, higher common area maintenance fees recovery revenue and a decrease in ground lease expense during the nine months ended September 30, 2000.

(c)         LIQUIDITY AND CAPITAL

The Partnership received a $943,000 principal payment on its trust deed note receivable in May 1999. These funds were principally used to satisfy the liquidity requirements of SMMP.

As of September 30, 2000, the Partnership is in an illiquid position. Total cash and billed receivables amount to approximately $75,000 compared to approximately $150,000 of accrued and other liabilities. The Partnership anticipates cash required to meet debt obligations, operating expenses and costs for the construction of new tenant space will be funded from the operations of the Property and distributions from SMMP.

Inflation:

The Partnership does not expect inflation to be a material factor in its operations in 2000.

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                                                         SEPTEMBER 30, 2000      DECEMBER 31, 1999
                                                                                            (UNAUDITED)
                                                                                        --------------------    --------------------
ASSETS

Cash and cash equivalents ...........................................................   $             37,860    $             31,562
Receivables:
   Note receivable, net of deferred gain of $132,471 ................................              1,459,139               1,459,139
   Unbilled rent ....................................................................                 50,332                  44,708
   Billed rent ......................................................................                 36,962                   2,762
   Interest .........................................................................                119,371                       0
Income-producing property - net of
  accumulated depreciation and valuation
  allowance of $2,859,142 and $2,864,363,
  respectively ......................................................................              1,146,740               1,174,239
Investment in unconsolidated joint venture ..........................................              7,153,053               7,303,940
Other assets - net of accumulated amortization
  of $182,655 and $172,144, respectively ............................................              1,086,949                 791,968
                                                                                        --------------------    --------------------

Total Assets ........................................................................   $         11,090,406    $         10,808,318
                                                                                        ====================    ====================

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities .......................................................   $            149,767    $            122,891
Notes payable .......................................................................              1,354,190               1,398,368
                                                                                        --------------------    --------------------

Total Liabilities ...................................................................              1,503,957               1,521,259
                                                                                        --------------------    --------------------

Partners' equity (deficit):
  General Partner ...................................................................               (183,362)                      0
  Limited Partners:
    80,000 units authorized,
    77,000 issued and outstanding ...................................................              9,769,811               9,287,059
                                                                                        --------------------    --------------------

Total Partners' equity ..............................................................              9,586,449               9,287,059
                                                                                        --------------------    --------------------

Total Liabilities and Partners' equity ..............................................   $         11,090,406    $         10,808,318
                                                                                        ====================    ====================

                             SEE ACCOMPANYING NOTES

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
           AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

--------------------------------------------------------------------------------

                                                                  NINE MONTHS ENDED                     THREE MONTHS ENDED
                                                                     SEPTEMBER 30,                         SEPTEMBER 30,
                                                           ----------------------------------    ----------------------------------
                                                                2000               1999               2000                1999
                                                             (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
                                                           ---------------    ---------------    ---------------    ---------------
REVENUES:
  Rental income ........................................   $       439,178    $       475,117    $       166,636    $       155,246
  Interest income ......................................           119,379            149,902             39,793             37,503
                                                           ---------------    ---------------    ---------------    ---------------

           Total revenues ..............................           558,557            625,019            206,429            192,749
                                                           ---------------    ---------------    ---------------    ---------------

EXPENSES:
  Operating expenses ...................................           358,641            331,820            144,967            106,040
  Depreciation and amortization ........................           110,324            206,907             36,367             68,874
  Interest expense .....................................            96,723            103,506             32,041             34,232
                                                           ---------------    ---------------    ---------------    ---------------

           Total costs and expenses ....................           565,688            642,233            213,375            209,146
                                                           ---------------    ---------------    ---------------    ---------------

(LOSS) INCOME BEFORE GAIN FROM
  PROPERTY DISPOSITION .................................            (7,131)           (17,214)            (6,946)           (16,397)

GAIN FROM PROPERTY DISPOSITION .........................                 0             83,315                  0                  0
                                                           ---------------    ---------------    ---------------    ---------------

(LOSS) INCOME BEFORE PARTNERSHIP'S
  SHARE OF JOINT VENTURE INCOME ........................            (7,131)            66,101             (6,946)           (16,397)

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
  JOINT VENTURE INCOME .................................           306,521            242,939             73,317             62,722
                                                           ---------------    ---------------    ---------------    ---------------

NET INCOME .............................................   $       299,390    $       309,040    $        66,371    $        46,325
                                                           ===============    ===============    ===============    ===============

Net income per limited partnership unit ................   $          3.85    $          4.01    $          0.85    $          0.60
                                                           ===============    ===============    ===============    ===============

                             SEE ACCOMPANYING NOTES

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A LIMITED PARTNERSHIP)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

--------------------------------------------------------------------------------

                                                                            LIMITED PARTNERS                              TOTAL
                                                                      ----------------------------      GENERAL         PARTNERS'
                                                                        PER UNIT         TOTAL          PARTNER          EQUITY
                                                                      ------------    ------------    ------------    ------------
Proceeds from sale of
  partnership units ................................................  $     250.00    $ 19,418,250                    $ 19,418,250
Underwriting commissions
  and other organization expenses ..................................        (37.34)     (2,894,014)                     (2,894,014)
Repurchase of 665 partnership units ................................         (0.03)       (151,621)                       (151,621)
Cumulative net (loss) income
  (to December 31, 1998) ...........................................        (75.23)     (5,792,901)   $    133,334      (5,659,567)
Cumulative distributions
  (to December 31, 1998) ...........................................        (21.43)     (1,650,006)       (133,334)     (1,783,340)
                                                                      ------------    ------------    ------------    ------------

Partners' equity - January 1, 1999 .................................        115.97       8,929,708               0       8,929,708
Net income .........................................................          4.64         357,351                         357,351
                                                                      ------------    ------------    ------------    ------------

Partners' equity - January 1, 2000 (audited) .......................        120.61       9,287,059               0       9,287,059
Transfer among general partner and limited partners ................          2.42         186,356        (186,356)              0
Net income (unaudited) .............................................          3.85         296,396           2,994         299,390
                                                                      ------------    ------------    ------------    ------------

Partners' equity (deficit) - September 30, 2000 (unaudited) ........  $     126.88    $  9,769,811    $   (183,362)   $  9,586,449
                                                                      ============    ============    ============    ============

                             SEE ACCOMPANYING NOTES

                      SIERRA PACIFIC PENSION INVESTORS '84
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

--------------------------------------------------------------------------------

                                                                                                     2000                1999
                                                                                                  (UNAUDITED)         (UNAUDITED)
                                                                                                ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...............................................................................    $       299,390     $       309,040
  Adjustments to reconcile net income
  to cash used in operating activities:
    Depreciation and amortization ..........................................................            110,324             206,907
    Partnership's share of unconsolidated joint
      venture income .......................................................................           (306,521)           (242,939)
    Gain from property disposition .........................................................                  0             (83,315)
    Increase in rent receivable ............................................................            (39,824)             (3,896)
    Increase in interest receivable ........................................................           (119,371)            (54,110)
    Increase in other assets ...............................................................           (333,886)           (363,189)
    Increase (decrease) in accrued and other liabilites ....................................             26,876             (17,688)
                                                                                                ---------------     ---------------

    Net cash used in operating activities ..................................................           (363,012)           (249,190)
                                                                                                ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ........................................................            (40,905)           (115,726)
    Payments received on note receivable ...................................................                  0             943,413
                                                                                                ---------------     ---------------

    Net cash (used in) provided by investing activities ....................................            (40,905)            827,687
                                                                                                ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on notes payable ....................................................            (44,178)            (63,928)
    Capital contributions to unconsolidated joint venture ..................................            (43,000)                  0
    Distributions from unconsolidated joint venture ........................................            497,393                   0
    Loan to affiliate ......................................................................                  0            (466,283)
                                                                                                ---------------     ---------------

    Net cash provided by (used in) financing activities ....................................            410,215            (530,211)
                                                                                                ---------------     ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..................................................              6,298              48,286

CASH AND CASH EQUIVALENTS - Beginning of period
    Beginning of period ....................................................................             31,562              10,122
                                                                                                ---------------     ---------------
CASH AND CASH EQUIVALENTS - End of period
    End of period ..........................................................................    $        37,860     $        58,408
                                                                                                ===============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the period for real estate taxes ......................................    $        56,324     $        50,396
                                                                                                ===============     ===============

    Cash paid during the period for interest ...............................................    $        97,329     $       104,214
                                                                                                ===============     ===============

                             SEE ACCOMPANYING NOTES

                      SIERRA PACIFIC PENSION INVESTORS `84
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
    ------------------------------------------------------------------------

1.    BASIS OF FINANCIAL STATEMENTS

In the opinion of Sierra Pacific Pension Investors `84's (the Partnership) management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at September 30, 2000 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1999.

2.    RELATED PARTY TRANSACTIONS

Included in the financial statements for the nine months ended September 30, 2000 and 1999 are affiliate transactions as follows:

                                              SEPTEMBER 30
                                         -----------------------
                                            2000         1999
                                         ----------   ----------
           Management fees                $  12,478   $  13,127
           Administrative fees               56,360      70,433
           Construction fees                      0       2,131

3.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners (SMMP) was formed in 1985 between the Partnership and Sierra Pacific Development Fund II (SPDFII), an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. The Partnership's initial ownership interest in SMMP was 49%; the remaining 51% was owned by SPDFII. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. At September 30, 2000 the Partnership's interest in SMMP was 69.83%; the remaining 30.17% interest is owned by SPDFII.

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned California general partnership. Summarized income statement information for SMMP for the nine months ended September 30, 2000 and 1999 is as follows:

Sierra Pacific Pension Investors '84
Notes to Financial Statements (Unaudited)
Page two

                                              SEPTEMBER 30
                                         ------------------------
                                             2000        1999
                                         -----------  -----------
           Rental income                 $ 1,608,103  $1,581,014
           Total revenues                  1,794,537   1,748,607
           Operating expenses                692,164     546,496
           Share of unconsolidated
             joint venture income (loss)     116,068     (50,092)
           Net income                        425,648     358,835

As of September 30, 2000, SMMP holds a 43.92% interest in Sorrento II Partners
(SIIP), a California general partnership with Sierra Pacific Institutional Properties V formed in 1993, a 5.08% interest in Sierra Creekside Partners
(SCP), a California general partnership with Sierra Pacific Development Fund formed in 1994, and a 33.36% interest in Sierra Vista Partners (SVP), a California general partnership with Sierra Pacific Development Fund III formed in 1994.

Summarized income statement information for these Partnerships, which are accounted for by SMMP under the equity method, for the nine months ended September 30, 2000 and 1999 is as follows:

                          SCP                 SVP                SIIP
                  --------------------  ---------------- ----------------------
                      SEPTEMBER 30       SEPTEMBER 30        SEPTEMBER 30
                  --------------------  ---------------- ----------------------
                    2000        1999     2000      1999     2000        1999
                  ---------   --------  -------   ------ ----------- ----------
Rental income      $744,330   $682,407    $   0     $  0 $ 1,013,425 $ 831,944
Total revenues      744,330    682,407        0   11,907   1,024,630   831,944
Operating expenses  404,520    376,008   13,735   14,577     351,062   338,169
Extraordinary loss  (46,020)         0        0        0           0         0
Net (loss) income  (206,327)   (66,373) (13,735)  (2,670)    298,569  (127,792)

4.    PARTNERS' EQUITY

Equity and net income per limited partnership unit is determined by dividing the limited partners' share of the Partnership's equity and net income by the number of limited partnership units outstanding, 77,000.

During the quarter ended March 31, 2000, an amount was transferred between the partners' equity accounts such that 99% of cumulative operating income, gains, losses, deductions and credits of the Partnership is allocated among the limited partners and 1% was allocated to the general partner. Management does not believe that the effect of this transfer is significant.

Sierra Pacific Pension Investors '84
Notes to Financial Statements (Unaudited)
Page three

5.    PENDING TRANSACTION

CGS Real Estate Company, Inc. (CGS), an affiliate of the general partner, is continuing the development of a plan which will combine the Parnership's property with the properties of other real estate parnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers, and residential apartment properties. It is expected that the acquirer would qualify as a real estate investment trust. Limited partners would receive shares of common stock in the acquirer, which would be listed on a national securities exchange. The transaction is subject to the approval of the limited partners of the Partnership and portions of the other partnerships. CGS's management filed a Registration Statement on Form S-4 August 14, 2000 relating to the solicitation of consents with the Securities and Exchange Commission.

The Partnership has advanced more than its proportionate share of the costs relating to the transaction. To the extent that expenses advanced by the Partnership exceed its proportionate share, the Partnership will receive a credit for any excess portion in determining the shares to be issued to the limited partners in the Partnership. If the transaction is not consummated or if the Partnership does not participate, the general partner of the Partnership will reimburse the Partnership for expenses incurred in connection with the transaction. At September 30, 2000, these advances totaled approximately $835,000 and are included in the "other assets" section of the balance sheet.

6.    RECENT ACCOUNTING PRONOUNCEMENT

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Partnership will adopt the accounting provisions of SAB 101 in the fourth quarter of 2000. Management believes that the implementation of SAB 101 will not have a significant effect on the Partnership's financial condition or results of operations.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           SIERRA PACIFIC PENSION INVESTORS `84
                           a Limited Partnership
                           S-P PROPERTIES, INC.
                           General Partner

Date:  NOVEMBER 14, 2000   /s/ THOMAS N. THURBER
                           -----------------------------------------------
                           Thomas N. Thurber
                           President and Director

Date:  NOVEMBER 14, 2000   /s/ G. ANTHONY EPPOLITO
                           -----------------------------------------------
                           G. Anthony Eppolito
                           Chief Accountant