Form 10-K
period 2000-12-31
SIERRA PACIFIC PENSION INVESTORS 84
filed 2001-04-09
CIK 747729

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000      Commission file number: 0-14269

                      SIERRA PACIFIC PENSION INVESTORS '84
                       (A California Limited Partnership)

        State of California                           33-0043952
-------------------------------------    ---------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
   incorporation or organization)

      5850 San Felipe, Suite 450
            Houston, Texas                                77057
---------------------------------------- ---------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number,
including area code:                                 (713) 706-6271
                                         ---------------------------------------

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

                        80,000 Limited Partnership Units

                                 Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Annual Report to Limited Partners for the Year Ended December 31, 2000 is incorporated by reference into Parts II and III

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
        (A) Sold December, 1994.

On March 7, 1997 Sierra Valencia LLC ("SVLLC") was formed with the Partnership being the sole member. This company was formed solely to engage in the following activities: a) to acquire from Sierra Pacific Pension Investors '84 the property known as Sierra Valencia, b) to own, hold, sell, assign, transfer, operate, lease, mortgage, pledge and otherwise deal with the Property, c) to exercise all powers enumerated in the Delaware Limited Liability Company Act necessary or convenient to the conduct, promotion or attainment of the business or purposes otherwise set forth. The Sierra Valencia property was transferred at no cost from the Partnership to SVLLC. The accounts of SVLLC are consolidated into the financial statements of the Partnership and all intercompany transactions are eliminated in consolidation. All entities in which the Partnership has a controlling equity interest are consolidated in the financial statements.

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

In 1985 Sierra Mira Mesa Partners ("SMMP"), a California general partnership, was formed between the Partnership and Sierra Pacific Development Fund II ("SPDFII"). SMMP was initially created to develop and operate the office building known as Sierra Mira Mesa in San Diego, California. The Partnership's initial ownership interest in SMMP was 49%; the remaining 51% was owned by SPDFII. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year on January 1 based upon the relative net contributions and distributions since inception of each general partner. In conjunction with this amendment, the general partners forgave the December 31, 1996 balances of advances due from SMMP and included these amounts as adjustments to their respective equity accounts. As a result, the sharing ratio in effect for 1998, 1999 and 2000 was 66.26%, 66.99% and 69.83%, respectively, for the Partnership and 33.74%, 33.01% and 30.17%, respectively, for SPDFII. During 2000, SMMP made net distributions of $563,993 to the Partnership and $1,506,795 to SPDFII. The net distributions received from SMMP were in large part used by the Partnership as a source for advances made to an affiliate of the General Partner in connection with the pending consolidation transaction described in Item 1(c.). Accordingly, on January 1, 2001, the sharing ratio will be increased to 80.32% for the Partnership and decreased to 19.68% for SPDFII to reflect the 2000 contributions and distributions.

SMMP also holds an 83.24% interest in Sorrento I Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1993), a 43.92% interest in Sorrento II Partners (a California general partnership with Sierra Pacific Institutional Properties V formed in 1993), a 5.08% interest in Sierra Creekside Partners (a California general partnership with Sierra Pacific Development Fund formed in 1994), and a 33.36% interest in Sierra Vista Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1994).

Audited financial statements of Sierra Mira Mesa Partners are included in the Annual Report to the Limited Partners attached as an Exhibit.

(b.) NARRATIVE DESCRIPTION OF BUSINESS. During 2000, the Partnership owned and operated one real estate project in Tucson, Arizona as described above. Success of the project is dependent upon timely payment of rent by three tenants who accounted for approximately 55% of the rental income of the Partnership for the year ended December 31, 2000.

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

Operations of the Partnership through 2000 have been consistent with the intent of the original prospectus in that the Partnership has invested in real estate projects that had the potential for capital gains, preservation of capital, and providing distributions of Available Cash to the limited partners. The ERISA and unrelated business tax objectives have been met. However, the Partnership and its real estate have been adversely affected by the Tax Reform Act of 1986, aggressive lending by banks that resulted in commercial real estate overbuilding, and subsequent severe recessions. The original intention to sell the Partnership's real estate investments after the five year holding period has been delayed indefinitely. As of December 31, 2000, the Partnership had paid cash distributions of $21.43 for each $250 unit investment and remaining partners' equity was computed at $127.21 per unit. Thus, if the Partnership were to be liquidated at the end of 2000 at book value, each $250 investment would have returned a total of $148.64.

CGS Real Estate Company, Inc. ("CGS"), an affiliate of the general partner, is continuing the development of a plan which will combine the Partnership's property with the properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers, and residential apartment properties. It is expected that the acquiror, American Spectrum Realty, Inc. ("ASR"), would qualify as a real estate investment trust. Limited partners would receive shares of common stock in ASR, which would be listed on a national securities exchange. The transaction is subject to the approval of the limited partners of the partnerships. ASR filed a Registration Statement on Form S-4 August 14, 2000 relating to the solicitation of consents with the Securities and Exchange Commission. The Registration Statement was amended February 14, 2001.

The Partnership has advanced more than its proportionate share of the costs relating to the transaction. To the extent that expenses advanced by the Partnership exceed its proportionate share, the Partnership will receive a credit for any excess portion in determining the shares issued to the limited partners in the Partnership. If the transaction is not consummated, or if the partnership does not participate, the general partner of the Partnership will reimburse the Partnership for expenses incurred in connection with the transaction. At December 31, 2000, these advances totaled $936,752 and are included as a receivable due from an affiliate on the balance sheet.

ITEM 2. PROPERTIES

The Partnership owns Sierra Valencia (the "Property"), an industrial property located in Tucson, Arizona. The Property includes one building comprising 82,560 rentable square feet and was 93% occupied at December 31, 2000. The weighted-average effective annual rent per square foot at December 31, 2000 was $7.52. The principal businesses carried on from the building are varied and include healthcare sales and administration, electronics manufacturing, telecommunications manufacturing and machine shop.

The Partnership also owns a 69.83% interest in SMMP which owns Sierra Mira Mesa, an office building in San Diego, California. Through its ownership interest in SMMP, the Partnership also has an indirect 58.12% interest in an industrial property known as Sorrento I in San Diego, California. Ownership interest is subject to adjustment yearly based upon the relative contributions of the partners.

Sierra Valencia - Tucson, Arizona

                         Summary of Significant Tenants

At December 31, 2000, five of the Property's eight tenants occupy more than ten percent of the rentable square footage of the building as follows:

           Tenants             Square      Percent of    Effective     Effective     Percent of   Expiration of Lease
                               Feet         Rentable      Rent Per      Rent Per       Gross
                               Occupied   Square Feet   Square Foot      Annum      Annual Rent
----------------------------------------------------------------------------------------------------------------------
Southwest Precision Tools          9,116       11%        $ 7.78      $ 70,937           12%         November, 2004
InnerStep                         20,759       25%          5.65       117,373           20%           April, 2005
Avaya Communications               9,721       12%          9.97        96,948           17%            May, 2001
Wick Communictions                10,021       12%          5.23        52,364            9%         September, 2001
SHC of Arizona, L.C.              13,586       16%          9.16       124,471           22%           June, 2002
Tenant Occupying < 10% sq ft      13,880       17%          8.47       117,629           20%             Various
                               ------------------------------------------------------------

Total Rented Space                77,083       93%        $ 7.52       579,722          100%
Vacancies                          5,477        7%
                               ------------------
Total Rentable Space              82,560      100%
                               ==================

                         Summary of Leases by Expiration

At December 31, 2000, there was one month to month lease and eight term leases that are scheduled to expire over the next five years as indicated in the table below.

Year of expiration                      2001           2002          2003           2004           2005        Totals
Number of leases                           2              1             2              2              1             8
Percent of total leases                  25%            12%           25%            25%            13%          100%
Total area (square feet)              19,742         13,586         8,164         12,332         20,759        74,583
Annual rent                        $ 149,311      $ 124,471       $64,405      $ 109,162      $ 117,373      $564,722
Percent gross annual rent                26%            21%           11%            19%            20%           97%

Depreciable Property

Reference is made to Schedule III of the Form 10-K.

Real Estate Taxes

The real estate tax obligation for 2000 was approximately 4.8% of assessed value. The annual real estate taxes for 2000 were $112,479.

Insurance

In the opinion of management, the property is adequately covered by insurance.

Encumbrances

On March 27, 1997, Sierra Valencia LLC entered into a loan agreement with First Union Bank of North Carolina in the amount of $1,404,000. This loan, which is secured by a first lien on the Sierra Valencia property, bears interest at 9.25% per annum and calls for monthly principal and interest payments of $12,024 on the first day of each month. Such payments shall continue until April 2007, when the indebtedness is due in full. There is a 1% premium for prepayment of this note. As of December 31, 2000 the loan balance was $1,349,748.

On April 15, 1997, the Partnership entered into a loan agreement with IDM Participating Income Company II, an affiliate of the general partner, in the amount of $200,000. This loan was secured by a second lien on the Sierra Valencia property. This note bore a variable interest rate determined by the Federal Reserve of San Francisco's discount rate prevailing on the 25th day of the month preceding the payment due date plus a 3% premium. The interest rate could be adjusted the last day of March, June, September and December of each year until note agreement was fulfilled. The minimum rate was 12.12%. The maximum rate was 15.15%. The current interest rate paid was 12.12%. Monthly payments of $6,659, consisting of both interest and principal, commenced on May 15, 1997 and continued until April 15, 2000, when the indebtedness was paid in full.

Sierra Mira Mesa - San Diego, California

Sierra Mira Mesa office building consists of 89,560 rentable square feet and was 100% occupied at December 31, 2000. The principal business carried on from the building is insurance. The average effective annual rent per square foot at December 31, 2000 was $20.26.

                         Summary of Significant Tenants

One tenant whose principal business is insurance, occupies ten percent or more of the rentable square footage of the building. Details of this significant tenant and its lease follow:

          Tenants                 Square      Percent of     Effective   Effective      Percent of   Expiration of Lease
                                   Feet        Rentable      Rent Per    Rent Per         Gross
                                 Occupied     Square Feet   Square Foot    Annum        Annual Rent
---------------------------------------------------------------------------------------------------------------------
State Comp. Insurance Fund        74,567           83%       $ 19.79    $1,475,948           81%      February, 2003
Tenants Occupying < 10% sq ft      14,888           17%         22.59       336,254           19%          Various
                               --------------------------------------------------------------------------------------
Total Rented Space                89,455          100%       $ 20.26    $1,812,201          100%
Vacancies                            105            0%
                               ----------------------

Total Rentable Space              89,560          100%
                               ======================

                         Summary of Leases by Expiration

The Property's five tenants have leases scheduled to expire over the next eight years as scheduled below.

Year of expiration          2001    2002      2003         2004     2005  2006  2007    2008        Totals
Number of leases               1     0             2           1     0     0     0           1             5
Percent of tot. leases        20%    0%           40%         20%    0%    0%    0%         20%          100%
Tot. area (square ft.)       762     0        77,218       4,762     0     0     0       6,713        89,455
Annual rent              $12,000    $0    $1,545,453    $100,002    $0    $0    $0    $154,746    $1,812,201
Per. gross annual rent         1%    0%           85%          5%    0%    0%    0%          9%          100%

                              Depreciable Property

                     Sierra Mira Mesa, San Diego, California
                   Office Building - Income-Producing Property

                                                             Tenant
                                  Land        Buildings    Improvements      Total
Historical Cost & Tax Basis   $ 2,480,940    $ 6,311,388    $   486,113    $ 9,278,441

Accumulated Depreciation                      (2,852,576)      (217,921)    (3,070,497)
                              --------------------------------------------------------

Net Carrying Value
at December 31, 2000          $ 2,480,940    $ 3,458,812    $   268,192    $ 6,207,944
                              ========================================================

Depreciation Method        Not Applicable  Straight-line  Straight-line
Depreciable Life           Not Applicable     5-30 Years     1-10 Years

Real Estate Taxes

The real estate tax obligation for 2000 was approximately 1.12% of the assessed value or $73,884.

Insurance

In the opinion of management, the property is adequately covered by insurance.

Encumbrances

The property is encumbered by a mortgage lien in favor of Lincoln National Life Insurance Company with a principal balance of $4,265,067 at December 31, 2000. The mortgage bears interest at 7.74%. Monthly principal and interest payments of $51,739 are due through maturity at October 2010. The note is subject to prepayment penalties of approximately 1% of the outstanding principal balance between months 25 and 177 of the loan term.

Sorrento I - San Diego, California

Sorrento I, an industrial building, contains 43,100 square feet of rentable space. Since 1996, one tenant has leased 100% of the rentable square feet of Sorrento I. Rental income of $23,636 per month is recognized under this lease, which expires in April 2003. The effective annual rent per square foot at December 31, 2000 was $6.58. The tenant's principal business is research and development in the communications sector.

                              Depreciable Property

                        Sorrento I, San Diego, California
                   Office Building - Income-Producing Property

                                                             Tenant
                                  Land        Buildings    Improvements      Total
Historical Cost & Tax Basis   $ 1,305,518    $ 1,347,961    $   329,299    $ 2,982,778

Accumulated Depreciation                        (632,721)      (211,530)      (844,251)
                              --------------------------------------------------------

Net Carrying Value
at December 31, 2000          $ 1,305,518    $   715,240    $   117,769    $ 2,138,527
                              ========================================================

Depreciation Method        Not Applicable  Straight-line  Straight-line
Depreciable Life           Not Applicable    10-30 Years     7-10 Years

Real Estate Taxes

The real estate tax obligation for the year ended December 31, 2000 was approximately 1.11% of the assessed value or $30,253, which was the obligation of the tenant.

Insurance

In the opinion of management, the property is adequately covered by insurance.

Encumbrances

In August 1999, Sorrento I Partners ("SIP") paid its mortgage note due to CGS with an outstanding balance of $607,693. On the same date, SIP entered into a new loan agreement with Finova Realty Capital, Inc. in the amount of $1,637,500. This loan, which is secured by the Sorrento I property, bears interest at 8.75% per annum. Principal and interest payments of $12,882 are due and payable monthly until the loan matures in September 2009. The note balance as of December 31, 2000 was $1,625,540.

ITEM 3. LEGAL PROCEEDINGS

The Partnership is not involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERS' EQUITY AND RELATED MATTERS

As of December 31, 2000, the number of security holders is as follows:

                                       Number           Number of
                                      of Units        Record Holders
                                      --------        --------------

             Limited Partners          77,000              2,652
                                      =======            =======

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

The Partnership has neither paid nor declared any cash or other distributions to the General or Limited Partners during the three most recent fiscal years. There are no contractual or other restrictions on the Partnership's ability to make such distributions.

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

Overview:

The following discussion should be read in conjunction with the Selected Financial Data and the Partnership's Consolidated Financial Statements and Notes thereto incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit. As of December 31, 2000, the Partnership owns Sierra Valencia, ("The Property") an industrial office building in Tucson, Arizona. The Partnership also owns a 69.83% interest in Sierra Mira Mesa Partners ("SMMP"). SMMP owns an office building - Sierra Mira Mesa in San Diego, California.

Results of Operations:

Comparison of year ended December 31, 2000 to year ended December 31, 1999.

Rental income decreased approximately $40,000, or 6%, principally due to occupancy fluctuations and lower common area maintenance fees billed between years. Occupancy fluctuated between 74% and 97% in 2000, as two tenants vacated during the year. Available lease space was subsequently re-leased at higher rental rates. As such, the weighted-average effective rent per square foot, on an accrual basis, increased from $7.19 at December 31, 1999 to $7.52 at December 31, 2000. The decrease in rental income was also attributable to lower common area maintenance fees billed between years. Supplemental billings were made in 1999 to recover higher than anticipated prior year common area maintenance fees. The Property was 93% occupied at December 31, 2000

Total operating expenses decreased approximately $107,000, or 15%, in comparison to 1999, primarily due to a decrease in depreciation and amortization expenses associated with the write-off of fully depreciated tenant improvements and lease costs. Lower administrative costs incurred in 2000 also attributed to the decrease in total operating expenses.

In 1999, the Partnership received a principal pay-down of $943,000 on its note receivable from affiliate and recognized $83,000 of its deferred gain associated with the note. No such activity was incurred in 2000.

The Partnership's share of income from investment in SMMP increased approximately $4,000, or 1%. This increase was primarily due to an increase in the Partnership's ownership interest in SMMP from 66.99% in 1999 to 69.83% in 2000.

Comparison of year ended December 31, 1999 to year ended December 31, 1998.

Rental income increased approximately $119,000, or 24%, principally due to higher rental rates and common area maintenance charges. One tenant, whose lease accounted for 19,255 square feet, vacated in 1998. This space was re-leased to two new tenants at higher rental rates. The weighted-average effective rent per square foot, on an accrual basis, increased from $6.99 at December 31, 1998 to $7.19 at December 31, 1999. The Property was 86% occupied at December 31, 1999.

Total operating expenses increased approximately $73,000, or 11%, when compared to the prior year. This increase was partially attributable to the write-off of a loan made to an affiliate in 1996. The loan was deemed uncollectible and subsequently written-off to bad debt expense in 1999. In addition, higher administrative costs incurred in 1999 attributed to the increase in total operating expenses. This increase was partially offset by a decrease in depreciation and amortization expenses associated with the write-off of fully depreciated building and tenant improvements.

In 1999, the Partnership received a principal pay-down of $943,000 on its note receivable from affiliate and recognized $83,000 of its deferred gain associated with the note.

The Partnership's share of income from investment in SMMP increased approximately $127,000, primarily due to improved operations of SMMP's rental properties and its joint ventures.

Liquidity and Capital Resources:

The Partnership used cash of approximately $30,000 in its operating activities and paid $179,000 for property additions and lease costs in 2000. The Partnership is in an illiquid position at December 31, 2000 with cash and billed rents of approximately $103,000 and current liabilities of approximately $216,000. The Partnership anticipates cash required to meet debt obligations, operating expenses and costs for construction of new tenant space will be funded from the operations of the Property and distributions from SMMP.

Inflation:

The Partnership's long-term leases contain provisions designed to mitigate the adverse impact of inflation on its results from operations. Such provisions may include escalation clauses related to Consumer Price Index increases.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and reports of independent public accountants are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

      1.    Reports of Independent Public Accountants

      2.    Consolidated Balance Sheets - December 31, 2000 and 1999

      3. Consolidated Statements of Operations - for the years ended December 31, 2000, 1999 and 1998

      4. Consolidated Statements of Changes in Partners' Equity - for the years ended December 31, 2000, 1999 and 1998.

      5. Consolidated Statements of Cash Flows - for the years ended December 31, 2000, 1999 and 1998

      6.    Notes to Consolidated Financial Statements

      7. Consolidated Balance Sheets of Sierra Mira Mesa Partners as of December 31, 2000 and 1999 and Statements of Operations, Changes in General Partners' Equity and Cash Flows for each of the three years in the period ended December 31, 2000 and Independent Auditors' Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On April 11, 2000, the Partnership dismissed Deloitte & Touche LLP ("D&T") as its independent auditors. The reports of D&T on the Partnership's financial statements of the fiscal years ended December 31, 1999 and 1998 did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. The Partnership's managing general partner approved the decision to change accountants. During the Partnership's two most recent fiscal years and subsequent interim periods, there were no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of D&T would have caused it to make reference to such disagreement in its reports.

The Partnership engaged Arthur Andersen LLP ("AA") to act as its independent public accountants, effective April 11, 2000. During the two most recent fiscal years and subsequent interim periods, the Partnership has not consulted AA on items which (1) involved the application of accounting principles to a specified transaction, either completed or proposed, or involved the type of audit opinion that might be rendered on the Partnership's financial statements, or (2) concerned the subject matter of a disagreement or a reportable event with the Partnership's former accountant.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Sierra Pacific Pension Investors '84 (the "Registrant") is a California Limited Partnership and has no officers or directors.

S-P Properties, Inc., a California corporation, is the general partner of the Registrant. CGS and its affiliates are engaged in real estate management, leasing, ownership, and sales. The companies own or manage more than ten million square feet of commercial real estate in Texas, Arizona, Colorado, Missouri, California and the Carolinas.

The executive officers and directors of S-P Properties, Inc. are:

                                                                                    Approximate
Name                     Position                                    Age           time in office
-------------------------------------------------------------------------------------------------
Thomas N. Thurber        President and Director                      50               6 years

Gregory J. Nooney, Jr.   Vice President                              69               3 years

Patricia A. Nooney       Vice President                              44               3 years

William J. Carden        Assistant Secretary/Treasurer and Director  56               6 years

Morris S. Cohen          Director                                    63               2 years

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

Gregory J. Nooney, Jr. - Vice President, S-P Properties, Inc. Mr. Nooney also has served as Chairman of the Board and Chief Executive Office of Brooklyn Street Properties, Inc. since May 1983. He joined Brooklyn Street Properties, Inc. in 1954 and served as President from 1969 to May 1983. Brooklyn Street Properties, Inc., which was founded in 1945, is a real estate investment company. In addition, Mr. Nooney was chairman and Chief Executive Officer of Nooney Realty Trust, Inc. from 1984 through February 1998 and then served as Vice Chairman from February 1998 through November 1999. Mr. Nooney is currently Chairman of Coldwell Banker Commercial American Spectrum.

Patricia A. Nooney - Vice President, S-P Properties, Inc. Ms. Nooney is President of Coldwell Banker Commercial American Spectrum, a wholly-owned subsidiary of CGS Real Estate Company, Inc. She joined Brooklyn Street Properties, Inc., in 1981 and has served as an office since 1985. From 1990 to November 1999, Ms. Nooney was President and Secretary of Nooney Realty Trust, Inc.

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

William J. Carden - Assistant Secretary/Treasurer and Director, S-P Properties, Inc. Mr. Carden is the founder and President of CGS Real Estate Company, Inc., which owns over one million square feet of commercial real estate. He founded DVM Properties, Inc. in 1974 which concentrated on rehabilitation of retail, office, industrial, and commercial real estate. Mr. Carden is a former Director of Bay Financial, a New York Stock Exchange company and currently serves as a director of Property Secured Investments, Inc. and IDM Corporation.

There have been no events under any bankruptcy act, no criminal proceedings, and no judgements or injunctions material to the evaluation of the ability and integrity of any director during the past five years.

SUMMARY OF 2000 AUDIT FIRM FEES

During 2000, the Partnership engaged Andersen as its principal auditors to provide audit services. Audit fees of $51,126 represent services provided in connection with the audit of the Partnership's consolidated and subsidiary financial statements for the year ended December 31, 2000 and review of interim financial information included in the Partnership's quarterly reports on Form 10-Q during the year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership pays a monthly management fee totaling of 6% of the gross rental income collected from the property or $600, whichever is greater, to American Spectrum Real Estate Services, Inc. ("ASRE"). These fees for the year ended December 31, 2000 were $17,216. Bancor Real Estate Company, Inc. ("Bancor") provides services to the Partnership such as accounting, legal, data processing and similar services and is entitled to reimbursement for expenses incurred to provide such services. Amounts so reimbursed totaled $75,486 during the year ended December 31, 2000. Bancor and ASRE are both wholly owned subsidiaries of CGS. William J. Carden, an officer and director of S-P Properties, Inc., the General Partner of the Partnership, controls 50% of CGS.

On December 30, 1994, the Sierra Spectrum property with a historical cost basis of $2,993,134 was sold for $4,000,000 ($800,000 cash down-payment and $3,200,000 trust deed note) to No.-So., Inc. This note calls for monthly interest only payments and bears interest of 10% per annum. In 1999, the Partnership received a principal pay-down of $943,413. In 2000, 1999, and 1998, interest receivable of $159,161, $91,610, and $222,128, respectively, was added to the principal balance of the note. At December 31, 2000, the note balance was $1,750,771. The note matures December 31, 2001. In each of the three years ended December 31, 2000, maturity has been extended for additional one-year terms. All other terms of the original note remain unchanged. CGS owns 33.33% of No.-So., Inc.

Reference is made to Item 2 for additional information concerning related party transactions.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. Exhibits

      1.    Annual Report to the Limited Partners

      2.    Exhibit Number 27 - Selected Financial Data

B. Financial Statement Schedules

      The following financial statement schedules and the reports of the independent public accountants thereon are included herein:

      1. Report of Independent Public Accountants on Financial Statement Schedules as of December 31, 2000 dated March 26, 2001

      2. Independent Auditors' Report on Financial Statement Schedules as of December 31, 1999 and 1998 dated February 25, 2000

      3. Schedule II - Valuation and Qualifying Accounts and Reserves - for the years ended December 31, 2000, 1999 and 1998

      4. Schedule III - Real Estate and Accumulated Depreciation - December 31, 2000

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

                                     SIERRA PACIFIC PENSION INVESTORS '84
                                     a California Limited Partnership
                                     S-P PROPERTIES, INC.
                                     General Partner


Date:  April 5, 2001                 /s/Thomas N. Thurber
       ----------------------        --------------------------------------
                                     Thomas N. Thurber
                                     President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 5, 2001                 /s/Thomas N. Thurber
       ----------------------        --------------------------------------
                                     Thomas N. Thurber
                                     President and Director
                                     S-P Properties, Inc.


Date:  April 5, 2001                 /s/William J. Carden
       ----------------------        --------------------------------------
                                     William J. Carden
                                     Assistant Secretary/Treasurer and Director
                                     S-P Properties, Inc.

Date:  April 5, 2001                 /s/G. Anthony Eppolito
       ----------------------        --------------------------------------
                                     G. Anthony Eppolito
                                     Chief Accountant
                                     S-P Properties, Inc.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Partners of
Sierra Pacific Pension Investors '84

We have audited the consolidated financial statements of Sierra Pacific Pension Investors '84 and subsidiary, a California limited partnership, and subsidiary, (the "Partnership") as of and for the year ended December 31, 2000 and have issued our report thereon dated March 26, 2001. Such consolidated financial statements and report are included in your 2000 Annual Report to the Limited Partners and are incorporated herein by reference. Our audit also included the financial statement schedules of Sierra Pacific Pension Investors '84, listed in
Item 14. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

ARTHUR ANDERSEN, LLP

Houston, Texas
March 26, 2001

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

To the Partners of
Sierra Pacific Pension Investors '84

We have audited the consolidated financial statements of Sierra Pacific Pension Investors '84 and subsidiary, a California limited partnership, (the "Partnership") as of December 31, 1999 and 1998 and have issued our report thereon dated February 25, 2000. Such consolidated financial statements and report are included in your 1999 Annual Report to the Limited Partners and are incorporated herein by reference. Our audits also included the financial statement schedules of Sierra Pacific Pension Investors '84, listed in Item 14. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2000

                             SCHEDULE II - FORM 10-K
               SIERRA PACIFIC PENSION INVESTORS '84 AND SUBSIDIARY
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              For the Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

                                                                       Income -
                                                                       Producing
                                                                      Properties
                                                                      ----------

Allowance for loss - January 1, 1998                                  $1,880,000

  Provision charged to costs
     and expenses (1)                                                          0
                                                                      ----------

Allowance for loss - December 31, 1998                                 1,880,000

  Provision charged to costs
     and expenses (1)                                                          0
                                                                      ----------

Allowance for Loss - December 31, 1999                                 1,880,000

Provision charged to costs
     and expenses (1)                                                          0
                                                                      ----------

Allowance for loss - December 31, 2000                                $1,880,000
                                                                      ==========

(1) See Notes 1 and 4 to consolidated financial statements incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

                            SCHEDULE III - FORM 10-K

               SIERRA PACIFIC PENSION INVESTORS '84 AND SUBSIDIARY
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000

                                        Initial Cost                                Gross Amount at
                                     to Partnership (1)      Improvements      Which carried at close of period
                                   ------------------------  Capitalized     -------------------------------------
                        Encumb-                  Improve-    After Acquis-                 Improve-        Total        Accum.
Description              rances        Land        ments       ition (2)        Land         ments        (3)(4)(5)    Deprec. (5)
-----------              ------        ----        -----       ---------        ----         -----        ---------    -----------
OFFICE BUILDING-
  INCOME -PRODUCING:

Sierra Valencia
Tucson, AZ             $1,349,748    $977,677                 4,329,823       $977,677     3,092,087      4,069,764    981,598




                          Date          Date      Deprec.
Description            Constructed     Acquired     Life
-----------            -----------     --------     ----
OFFICE BUILDING-
  INCOME -PRODUCING:

Sierra Valencia
Tucson, AZ                11/87          9/85     3-30 yrs.

(1)   The initial cost represents the original purchase price of the property.
(2)   The Partnership has capitalized property development costs.
(3)   Also represents costs for Federal Income Tax purposes.
(4) A valuation allowance of $1,880,000 was established in 1989 as the appraised value of the properties declined below book value. See Notes 1 and 4 to the financial statements incorporated by reference to the Annual Report to the Limited Partners attached as an exhibit.
(5) Reconciliation of total real estate carrying value and accumulated depreciation for the three years ended December 31, 2000 is as follows:

                                                Total Real Estate   Accumulated
                                                 Carrying Value     Depreciation
                                                   -----------      -----------

Balance - January 1, 1998                          $ 4,929,987      $ 1,677,364
   Additions during the year                            42,614          203,222
   Write off fully depreciated assets                  (18,649)         (18,649)
                                                   -----------      -----------

Balance - December 31, 1998                          4,953,952        1,861,937
   Additions during the year                           147,606          185,382
   Write off fully depreciated assets               (1,062,956)      (1,062,956)
                                                   -----------      -----------

Balance - December 31, 1999                          4,038,602          984,363
   Additions during the year                           127,986           94,059
   Write off fully depreciated assets                  (96,824)         (96,824)
                                                   -----------      -----------

Balance - December 31, 2000                        $ 4,069,764      $   981,598
                                                   ===========      ===========

               SIERRA PACIFIC PENSION INVESTORS '84 AND SUBSIDIARY
                       (A California Limited Partnership)

                             SELECTED FINANCIAL DATA
        For the Years Ended December 31, 2000, 1999, 1998, 1997, and 1996

The following table sets forth certain selected historical financial data of the Partnership. The selected operating and financial position data as of and for each of the five years ended December 31, 2000 have been derived from the audited financial statements of the Partnership. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto which are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

----------------------------------------------------------------------------------------------------------------------
                                              2000            1999            1998            1997            1996
                                          ------------    ------------    ------------    ------------    ------------
REVENUES                                  $    741,987    $    809,929    $    726,154    $    670,986    $    668,706

OPERATING EXPENSES:

  Total                                        615,547         722,204         649,550         608,721         626,646
  Per dollar of revenues                          0.83            0.89            0.89            0.91            0.94
INTEREST EXPENSE:
  Total                                        128,664         137,091         147,712         114,696               0
  Per dollar of revenues                          0.17            0.17            0.20            0.17            0.00
NET INCOME (LOSS) FROM
  CONTINUING OPERATIONS:
  Total                                        325,286         357,351         124,886        (559,320)       (137,422)
  General Partner                                3,253               0               0               0               0
  Limited Partnership                          322,033         357,351         124,886        (559,320)       (137,422)
  Per Limited Partnership Unit (1)                4.18            4.64            1.62           (7.26)          (1.78)
CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                         (29,586)      1,077,981         (66,517)        (96,708)        133,115
CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                         436,007        (388,890)        126,636      (1,430,332)        (94,057)
CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                        (404,336)       (667,651)        (77,151)      1,512,134        (251,766)

TOTAL ASSETS                                11,210,201      10,808,318      10,558,178      10,475,000       9,510,493

PARTNERS' EQUITY:
  Total                                      9,612,345       9,287,059       8,929,708       8,804,822       9,414,142
  General Partner                             (183,103)              0               0               0               0
  Limited Partners                           9,795,448       9,287,059       8,929,708       8,804,822       9,414,142
LIMITED PARTNERS' EQUITY - PER UNIT (1)         127.21          120.61          115.97          114.35          122.26
NOTE RECEIVABLE                              1,618,300       1,459,139       2,227,627       2,005,498       1,697,739
INCOME-PRODUCING PROPERTIES:
  Number                                             1               1               1               1               1
  Cost                                       4,069,764       4,038,602       4,953,952       4,929,987       4,803,698
  Less: Accumulated depreciation              (981,598)       (984,363)     (1,861,937)     (1,677,364)     (1,494,933)
  Valuation allowance                       (1,880,000)     (1,880,000)     (1,880,000)     (1,880,000)     (1,880,000)
  Net book value                             1,208,166       1,174,239       1,212,015       1,372,623       1,428,765

INVESTMENT IN UNCONSOLIDATED
 JOINT VENTURE                               7,063,438       7,303,940       6,743,274       6,720,551       4,616,117
NOTES PAYABLE - Related to income-
 producing property                          1,349,748       1,398,368       1,484,983       1,562,134               0
DISTRIBUTIONS PER UNIT (1):                          0               0               0            0.65            2.60

(1) The net income (loss), limited partners' equity and distributions per unit are based upon the limited partnership units outstanding at the end of the year, 77,000 in all years. The cumulative distributions per limited partnership unit from inception to December 31, 2000 equal $21.43.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Sierra Pacific Pension Investors '84

We have audited the accompanying consolidated balance sheet of Sierra Pacific Pension Investors '84, a California limited partnership, and subsidiary, (the "Partnership") as of December 31, 2000 and the related consolidated statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Pacific Pension Investors '84 and subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
March 26, 2001

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sierra Pacific Pension Investors '84

We have audited the accompanying consolidated balance sheets of Sierra Pacific Pension Investors '84 and subsidiary, a California limited partnership, (the "Partnership") as of December 31, 1999 and the related consolidated statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Pacific Pension Investors '84 and subsidiary as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2000

               SIERRA PACIFIC PENSION INVESTORS '84 AND SUBSIDIARY
                       (A California Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999

--------------------------------------------------------------------------------

                                                              December 31, 2000   December 31, 1999
                                                              -----------------   -----------------
ASSETS

Cash and cash equivalents                                     $        33,647     $        31,562
Receivables:
   Note, net of deferred gain of $132,471 (Notes 3 and 4)           1,618,300           1,459,139
   Unbilled rent (Notes 1 and 4)                                       48,713              44,708
   Billed rent (Note 1)                                                69,118               2,762
   Due from affiliate (Note 9)                                        936,752             581,036
Income-producing property - net of accumulated
  depreciation and valuation allowance of $2,861,598
  and $2,864,363 (Notes 4 and 6)                                    1,208,166           1,174,239
Investment in unconsolidated joint venture (Notes 1 and 5)          7,063,438           7,303,940
Other assets - net of accumulated amortization of
  $197,100 and $172,144 (Notes 1, 2, 3 and 8)                         232,067             210,932
                                                              ---------------     ---------------

Total Assets                                                  $    11,210,201     $    10,808,318
                                                              ===============     ===============

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities (Note 2)                        $       248,108     $       122,891
Notes payable (Note 6)                                              1,349,748           1,398,368
                                                              ---------------     ---------------

Total Liabilities                                                   1,597,856           1,521,259
                                                              ---------------     ---------------

COMMITMENTS AND CONTINGENT LIABILITIES (Note 8)

Partners' equity (deficit) (Notes 1 and 7):
  General Partner                                                    (183,103)                  0
  Limited Partners:
    80,000 units authorized,
    77,000 issued and outstanding                                   9,795,448           9,287,059
                                                              ---------------     ---------------

Total Partners' equity                                              9,612,345           9,287,059
                                                              ---------------     ---------------

Total Liabilities and Partners' equity                        $    11,210,201     $    10,808,318
                                                              ===============     ===============

                The accompanying notes are an integral part of
                   these consolidated financial statements.

               SIERRA PACIFIC PENSION INVESTORS '84 AND SUBSIDIARY
                       (A California Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

                                                       2000          1999          1998
                                                    ---------     ---------     ---------
REVENUES:
  Rental income (Note 1)                            $ 582,815     $ 622,524     $ 504,016
  Interest income (Note 3)                            159,172       187,405       222,138
                                                    ---------     ---------     ---------

                   Total revenues                     741,987       809,929       726,154
                                                    ---------     ---------     ---------

EXPENSES:
Operating expenses:
  Depreciation and amortization                       151,430       249,067       258,718
  Property taxes and insurance                        145,551       141,531       139,225
  General and administrative                           35,543        39,848        33,353
  Legal and accounting                                 61,635        60,322        62,651
  Administrative fees (Note 3)                         65,430        84,970        51,699
  Maintenance and repairs                              33,968        40,182        40,688
  Management fees (Note 3)                             32,275        36,373        33,341
  Utilities                                            20,005        16,272        15,526
  Bad debt expense                                     63,848        46,342             0
  Other operating expenses                              5,862         7,297        14,349
                                                    ---------     ---------     ---------

         Total operating expenses                     615,547       722,204       649,550
                                                    ---------     ---------     ---------

  Interest                                            128,664       137,091       147,712
                                                    ---------     ---------     ---------

                   Total expenses                     744,211       859,295       797,262
                                                    ---------     ---------     ---------

LOSS BEFORE GAIN FROM PROPERTY
  DISPOSITION                                          (2,224)      (49,366)      (71,108)

GAIN FROM PROPERTY DISPOSITION (Note 4)                     0        83,315             0
                                                    ---------     ---------     ---------

(LOSS) INCOME BEFORE PARTNERSHIP'S
  SHARE OF UNCONSOLIDATED JOINT
  VENTURE INCOME                                       (2,224)       33,949       (71,108)
                                                    ---------     ---------     ---------

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
  JOINT VENTURE INCOME (Note 5)                       327,510       323,402       195,994
                                                    ---------     ---------     ---------

NET INCOME                                          $ 325,286     $ 357,351     $ 124,886
                                                    =========     =========     =========

Net income per limited partnership unit (Note 1)    $    4.18     $    4.64     $    1.62
                                                    =========     =========     =========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

               SIERRA PACIFIC PENSION INVESTORS '84 AND SUBSIDIARY
                       (A California Limited Partnership)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
              For the Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


                                                                Limited Partners                                      Total
                                                       ----------------------------------       General             Partners'
                                                           Per Unit              Total          Partner               Equity
                                                       ---------------    ---------------    ---------------     ---------------
Partners' equity - January 1, 1998                     $        114.35    $     8,804,822    $             0     $     8,804,822
Net income                                                        1.62            124,886                                124,886
                                                       ---------------    ---------------    ---------------     ---------------

Partners' equity December 31, 1998                              115.97          8,929,708                  0           8,929,708
Net income                                                        4.64            357,351                                357,351
                                                       ---------------    ---------------    ---------------     ---------------

Partners' equity December 31, 1999                              120.61          9,287,059                  0           9,287,059
Transfer among general partner and limited partners               2.42            186,356           (186,356)                  0
Net income                                                        4.18            322,033              3,253             325,286
                                                       ---------------    ---------------    ---------------     ---------------

Partners' equity - December 31, 2000                   $        127.21    $     9,795,448    $      (183,103)    $     9,612,345
                                                       ===============    ===============    ===============     ===============

                The accompanying notes are an integral part of
                   these consolidated financial statements.

               SIERRA PACIFIC PENSION INVESTORS '84 AND SUBSIDIARY
                       (A California Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

                                                              2000            1999          1998
                                                            ---------     -----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $ 325,286     $   357,351     $ 124,886
  Adjustments to reconcile net income to cash
  (used in) provided by operating activities:
    Depreciation and amortization                             151,430         249,067       258,718
    Gain from property disposition                                  0         (83,315)            0
    Undistributed income of unconsolidated
      joint venture                                          (327,510)       (323,402)     (195,994)
    Bad debt expense                                           63,848          46,342             0
    (Increase) decrease in rent receivable                   (134,209)         (4,177)        6,739
    (Increase) decrease in note receivable                   (159,161)        851,803      (222,128)
    (Increase) decrease in other assets                       (74,487)          3,784       (74,181)
    Increase (decrease) in accrued and other liabilities      125,217         (19,472)       35,443
                                                            ---------     -----------     ---------

    Net cash (used in) provided by operating activities       (29,586)      1,077,981       (66,517)
                                                            ---------     -----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property additions                            (127,986)       (147,606)      (42,614)
  Capital contributions to
    unconsolidated joint venture                              (53,900)       (539,784)      (42,000)
  Distributions from unconsolidated
    joint venture                                             617,893         298,500       211,250
                                                            ---------     -----------     ---------

   Net cash provided by (used in) investing activities        436,007        (388,890)      126,636
                                                            ---------     -----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan to affiliate                                          (355,716)       (581,036)            0
  Principal payments on notes payable                         (48,620)        (86,615)      (77,151)
                                                            ---------     -----------     ---------

  Net cash used in financing activities                      (404,336)       (667,651)      (77,151)
                                                            ---------     -----------     ---------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                             2,085          21,440       (17,032)

CASH AND CASH EQUIVALENTS - Beginning of year                  31,562          10,122        27,154
                                                            ---------     -----------     ---------

CASH AND CASH EQUIVALENTS - End of year                     $  33,647     $    31,562     $  10,122
                                                            =========     ===========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

  Cash paid during the year for real estate taxes           $ 112,563     $   106,720     $  96,407
                                                            =========     ===========     =========

  Cash paid during the year for interest                    $ 128,956     $   137,574     $ 148,142
                                                            =========     ===========     =========

In 2000, 1999 and 1998, interest receivable of $159,161, $91,610 and $222,128 was added to the principal balance of the related note receivable. These transactions are noncash items not reflected in the above statements of cash flows.

                The accompanying notes are an integral part of
                   these consolidated financial statements.

               SIERRA PACIFIC PENSION INVESTORS '84 AND SUBSIDIARY
                       (A California Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Sierra Pacific Pension Investors '84 (the "Partnership") was organized on June 5, 1984 in accordance with the provisions of the California Uniform Limited Partnership Act to acquire, develop and operate certain real properties. S-P Properties, Inc. ("S-P") is the General Partner and manager of the Partnership.

The Partnership's activities have involved the ownership and operation of two real estate projects in Arizona: Sierra Spectrum in Phoenix, Arizona and Sierra Valencia in Tucson, Arizona. In December 1994, the Partnership sold Sierra Spectrum.

On March 7, 1997 Sierra Valencia LLC ("SVLLC") was formed with the Partnership being the sole member. This company was formed solely to engage in the following activities: a) to acquire from Sierra Pacific Pension Investors '84 the property known as Sierra Valencia, b) to own, hold, sell, assign, transfer, operate, lease, mortgage, pledge and otherwise deal with the Property, c) to exercise all powers enumerated in the Delaware Limited Liability Company Act necessary or convenient to the conduct, promotion or attainment of the business or purposes otherwise set forth. Title to the Sierra Valencia property was transferred from the Partnership to SVLLC. The accounts of SVLLC are consolidated into the financial statements of the Partnership since the date of formation and all significant intercompany transactions are eliminated in consolidation.

In 1985 Sierra Mira Mesa Partners ("SMMP"), a California general partnership was formed between the Partnership and Sierra Pacific Development Fund II ("SPDFII"). SMMP was initially created to develop and operate the office building known as Sierra Mira Mesa in San Diego, California. The Partnership's initial ownership interest in SMMP was 49%; the remaining 51% was owned by SPDFII. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year on January 1 based upon the relative net contributions and distributions since inception of each general partner. In conjunction with this amendment, the general partners forgave the December 31, 1996 balances of advances due from SMMP and included these amounts as adjustments to their respective equity accounts. As a result, the sharing ratio in effect for 1998, 1999 and 2000 was 66.26%, 66.99% and 69.83%, respectively, for the Partnership and 33.74%, 33.01% and 30.17%, respectively, for SPDFII. During 2000, SMMP made net distributions of $563,993 to the Partnership and $1,506,795 to SPDFII. Accordingly, on January 1, 2001, the sharing ratio will be increased to 80.32% for the Partnership and decreased to 19.68% for SPDFII to reflect the 2000 contributions and distributions.

As of December 31, 2000, SMMP also holds an 83.24% interest in Sorrento I Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1993), a 43.92% interest in Sorrento II Partners (a California general partnership with Sierra Pacific Institutional Properties V formed in
1993), a 5.08% interest in Sierra Creekside Partners (a California general partnership with Sierra Pacific Development Fund formed in 1994), and a 33.36% interest in Sierra Vista Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1994).

Sierra Pacific Pension Investors '84 and subsidiary
Notes to Consolidated Financial Statements
Page two

Basis of Financial Statements

The Partnership maintains its books and prepares its financial statements in accordance with accounting principles generally accepted in the United States. However, the Partnership prepares its tax returns on the accrual basis of accounting as defined by the Internal Revenue Code with adjustments to reconcile book and taxable income (loss) for differences in the treatment of certain income and expense items. The accompanying financial statements do not reflect any provision for federal or state income taxes since such taxes are the obligation of the individual partners.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of the Partnership and its subsidiary. The Partnership consolidates all subsidiaries in which it has a controlling equity interest. All significant intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid, short-term investments with original maturities of three months or less.

Fair Value of Financial Instruments

The financial instruments of the Partnership at December 31, 2000 and 1999 consist of cash and cash equivalents, receivables, due from affiliate, note receivables, accounts payable and notes payable. The fair value of cash and cash equivalents, receivables and accounts payable approximates the carrying value due to the short term nature of these items. In the opinion on management, the fair value of the notes payable approximates the carrying value based on market rates at December 31, 2000 and 1999. The note receivable and due from affiliate are not fair valued due to their related party nature.

Income-Producing Properties

Property is carried at cost and depreciated on the straight-line method over the estimated lives of the related assets, ranging from three to thirty years. Tenant improvements are carried at cost and depreciated on the straight-line method over the life of the related lease.

Expenditures for repairs and maintenance are charged against income as incurred. Improvements and major renewals are capitalized. Costs and the related accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal or when fully depreciated and any resulting gain or loss is reflected in income.

The Partnership regularly evaluates long-lived assets for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (the "Statement") whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Future cash flows are estimated and compared to the carrying amount of the asset to determine if impairment has occurred. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Partnership shall recognize an impairment loss in accordance with the Statement. An impairment of $1,880,000 was recognized prior to 1995 as appraisals indicated an other than temporary decline in value. No such impairments have been recognized by the partnership since 1995.

Sierra Pacific Pension Investors '84 and subsidiary
Notes to Consolidated Financial Statements
Page three

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 2000. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

Reclassifications

Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation.

Investment in Unconsolidated Joint Venture

The investment in the unconsolidated joint venture is stated at cost and is adjusted for the Partnership's share in earnings or losses and cash contributions to or distributions from the joint venture (equity method).

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

The Partnership periodically reviews its outstanding receivables for uncollectibility and provides a provision for bad debts for those accounts it believes it may not collect in full.

Calculation of Equity and Net Income Per Limited Partnership Unit

Equity and net income per limited partnership unit are determined by dividing the Limited Partners' equity and net income by 77,000, the number of limited partnership units outstanding for all periods.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Partnership has evaluated SFAS No. 133 and the impact on existing accounting policies and financial reporting disclosures. The Partnership believes the adoption of SFAS No. 133 will not have a material effect on its financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Partnership adopted the accounting provisions of SAB 101 in 2000. The implementation of SAB 101 did not have a significant effect on the Partnership's financial condition or results of operations.

Sierra Pacific Pension Investors '84 and subsidiary
Notes to Consolidated Financial Statements
Page four

2. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 2000 and 1999, is as follows:

                                                            2000          1999
                                                          --------      --------
Other assets:
   Prepaid expenses                                       $ 10,868      $  3,501
   Tax and insurance impounds                               46,499        35,645
   Tenant improvements reserves                             27,676        22,736
   Deferred loan costs, net of accumulated
      amortization of $34,238 and $25,051                   57,420        66,608
   Deferred leasing costs, net of accumulated
      amortization of $162,862 and 147,093                  89,604        82,442
                                                          --------      --------
                                                          $232,067      $210,932
                                                          ========      ========
Accrued and other liabilities:
   Accounts payable                                       $114,698      $ 34,558
   Accrued expenses                                        100,945        67,368
   Security deposits                                        32,465        20,965
                                                          --------      --------
                                                          $248,108      $122,891
                                                          ========      ========

3. GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

Affiliates of the General Partner receive a monthly management fee totaling 6% of the gross rental income collected from the properties or $600, whichever is greater. Management fees to the affiliates for the years ended December 31, 2000, 1999 and 1998 were $17,216, $21,105, and $20,103, respectively.

An affiliate of the General Partner is entitled to reimbursement for expenses incurred by the affiliate for services provided to the Partnership such as accounting, legal, data processing and similar services. The affiliate was reimbursed $75,486, $91,885 and $72,284 for such services for the years ended December 31, 2000, 1999 and 1998, respectively. Additionally, the Partnership reimbursed the affiliates for construction supervision costs incurred by the affiliates. For the years ended December 31, 2000, 1999, and 1998, the affiliates received $0, $2,131 and $0, respectively, for tenant improvement supervisory costs.

During 1996, the Partnership made a non-interest bearing advance to an affiliate in the amount of $47,466. This advance was deemed uncollectible and subsequently written off to bad debt expense in 1999.

Reference is made to Note 9.

Sierra Pacific Pension Investors '84 and subsidiary
Notes to Consolidated Financial Statements
Page five

As further described in Note 4, in 1994 the Partnership sold a property to an affiliate of the General Partner for cash of $800,000 and a $3,200,000 trust deed note dated December 31, 1994. This note calls for monthly interest only payments and bears interest of 10% per annum. In 1999 and 2000, interest receivable of $91,610 and $159,161 respectively, was added to the principal balance of the note and maturity was extended for additional one-year terms. All other terms of the original note remained unchanged. Interest income related to this note of $159,161, $187,227, and $222,128 was recognized during the years ended December 31, 2000, 1999, and 1998, respectively. The December 31, 2000 balance of the note was $1,750,771, which includes a deferred gain of $132,471, and was secured by a second lien on the property. The note matures December 31, 2001. Management believes the collateral has sufficient value to recover the Partnership's net investment in the note after satisfaction of the first lien holder.

4. INCOME-PRODUCING PROPERTIES

At December 31, 2000 and 1999 the total cost and accumulated depreciation of the property are as follows:

                                                    2000                1999
                                                -----------         -----------

Land                                            $   977,677         $   977,677
Building and improvements                         3,092,087           3,060,925
                                                -----------         -----------

             Total                                4,069,764           4,038,602

Accumulated depreciation                           (981,598)           (984,363)
Valuation allowance (Note 1)                     (1,880,000)         (1,880,000)
                                                -----------         -----------

             Net                                $ 1,208,166         $ 1,174,239
                                                ===========         ===========

In 2000 and 1999, the Partnership removed $96,824 and $1,062,956, respectively, from its building and improvements and related accumulated depreciation accounts for fully depreciated property.

On December 30, 1994, the Sierra Spectrum property, with a historical cost basis of $2,993,134, was sold for $4,000,000 ($800,000 cash down-payment and a $3,200,000 trust deed note) to an affiliate of Finance Factors, Inc. The gain on sale was recorded using the installment method and the Partnership recorded a deferred gain of $367,296 at December 31, 1994, which will be recognized as principal payments on the trust deed note are received. During the year ended December 31, 1995, the Partnership received principal payments of $1,317,928 on the trust deed note and recognized $151,510 of the deferred gain related to this transaction. In 1999, the Partnership received a principal payment of $943,413 and recognized an additional $83,315 of the deferred gain. As of December 31, 2000 the remaining deferred gain was $132,471.

Sierra Pacific Pension Investors '84 and subsidiary
Notes to Consolidated Financial Statements
Page six

Future minimum base rental income, under the existing operating leases for the Sierra Valencia property, to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:


                                                 Straight-line           Cash
Year Ending December 31,                             Basis               Basis
                                                 -------------        ----------

     2001                                         $  493,928          $  492,273
     2002                                            353,175             357,532
     2003                                            274,738             288,636
     2004                                            211,066             235,441
     2005                                             39,122              46,860
                                                  ----------          ----------

                Total                             $1,372,029          $1,420,742
                                                  ==========          ==========

During the year ended December 31, 2000, the Partnership relied on three tenants to generate approximately 55% of total rental revenues. The breakdown of these three tenants' industry segments and rental income contribution is as follows:
17% - electronics manufacturer; 16% - telecommunications manufacturing; and 21%
- healthcare administration.

During the year ended December 31, 1999, the Partnership relied on three tenants to generate approximately 51% of total rental revenues. The breakdown of these three tenants' industry segments and rental income contribution is as follows:
16% - optics research and development; 15% - telecommunications manufacturing; and 20% - healthcare administration.

5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners ("SMMP"), a California general partnership, was formed in 1985 between the Partnership and Sierra Pacific Development Fund II, an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. The property contains 89,560 square feet and was 100% leased at December 31, 2000. At December 31, 2000 the Partnership's interest in SMMP was 69.83%; the remaining 30.17% interest was owned by Sierra Pacific Development Fund II.

The Partnership's investment in SMMP as of December 31, 2000 and 1999 is comprised of the following:

                                                       2000              1999
                                                    ----------        ----------

Equity interest                                     $6,959,561        $7,196,044
Other investment
  fees, less accumulated
  amortization of $149,702 and
  $145,683                                             103,877           107,896
                                                    ----------        ----------

Investment in unconsolidated
  joint venture                                     $7,063,438        $7,303,940
                                                    ==========        ==========

Sierra Pacific Pension Investors '84 and subsidiary
Notes to Consolidated Financial Statements
Page seven

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned California general partnership for the years ended December 31, 2000 and 1999. The condensed balance sheets at December 31, 2000 and 1999, and the condensed statements of operations for the years ended December 31, 2000, 1999 and 1998 for SMMP follow:

                      Condensed Consolidated Balance Sheets

                                                  December 31,     December 31,
                                                      2000             1999
                                                  ------------     ------------

Assets

Cash and cash equivalents                         $     51,660     $    319,400
Rent receivable                                        932,011        1,198,515
Due from affiliates                                  2,696,350        2,451,227
Income-producing property,
  net of accumulated depreciation                    8,346,471        8,723,396
Investment in unconsolidated
  joint ventures                                     1,295,403        2,526,875
Other assets, net of accumulated
amortization                                           787,724          793,658
                                                  ------------     ------------

Total Assets                                      $ 14,109,619     $ 16,013,071
                                                  ============     ============

Liabilities and General Partners' Equity

Accrued and other liabilities                     $    104,558     $    101,104
Notes payable                                        5,890,607        6,179,038
                                                  ------------     ------------

Total Liabilities                                    5,995,165        6,280,142
                                                  ------------     ------------

Minority interest in joint venture                    (357,312)        (340,614)
                                                  ------------     ------------

General Partners' equity                             8,471,766       10,073,543
                                                  ------------     ------------

Total Liabilities and General Partners' equity    $ 14,109,619     $ 16,013,071
                                                  ============     ============

Sierra Pacific Pension Investors '84 and subsidiary
Notes to Consolidated Financial Statements
Page eight

                 Condensed Consolidated Statements of Operations

                                                          For the Year Ended December 31,
                                                          -------------------------------
                                                        2000           1999            1998
                                                     ----------    -----------     -----------
Revenues:
   Rental income                                     $2,151,930    $ 2,126,106     $ 1,883,630
   Other income                                         249,827        224,308         205,781
                                                     ----------    -----------     -----------
                 Total revenues                       2,401,757      2,350,414       2,089,411
                                                     ----------    -----------     -----------
Expenses:
   Operating expenses                                   936,177        800,654         754,978
   Depreciation and amortization                        571,117        587,070         581,956
   Interest                                             485,730        450,177         438,711
                                                     ----------    -----------     -----------

                 Total expenses                       1,993,024      1,837,901       1,775,645
                                                     ----------    -----------     -----------


Income before Partnership's share of
  unconsolidated joint venture income (losses)          408,733        512,513         313,766

Partnership's share of unconsolidated
  joint venture income (losses)                          43,580        (36,405)       (131,897)
                                                     ----------    -----------     -----------

Income before minority interest's
  share of consolidated joint venture
  loss (income)                                         452,313        476,108         181,869
                                                     ----------    -----------     -----------

Minority interest's share of consolidated
  joint venture loss (income)                            16,698          7,618            (787)
                                                     ----------    -----------     -----------

Net income                                           $  469,011    $   483,726     $   181,082
                                                     ==========    ===========     ===========

As of December 31, 2000, SMMP holds a 43.92% interest in Sorrento II Partners (a California general partnership with Sierra Pacific Institutional Properties V formed in 1993), a 5.08% interest in Sierra Creekside Partners ("SCP") (a California general partnership with Sierra Pacific Development Fund formed in 1994), and a 33.36% interest in Sierra Vista Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1994). Under the terms of the SCP joint venture agreement, SMMP would be obligated to contribute any negative balance outstanding in its capital account upon liquidation of the partnership. Such balance was $2,540,963 and $128,513 at December 31, 2000 and 1999, respectively.

SMMP has a note receivable from an affiliate of S-P with a principal balance outstanding at December 31, 2000 of $2,696,350. The loan is guaranteed by the owners of CGS Real Estate Company, Inc. ("CGS"). The note receivable was involved in a lawsuit in which SPDFII was the defendant. In connection with the settlement of the lawsuit by SPDFII, SMMP would call a portion of the note receivable. The portion called would be that percentage of the loan that is equal to SPDFII's ownership interest in SMMP, in any event no less than 30%. Such funds would have been distributed to SPDFII in accordance with the lawsuit settlement. As of March 26, 2001, the note has not been called, the settlement has been declared null and void, and a supplemental complaint alleging new allegations has been filed.

Management anticipates settlement of the SMMP note receivable upon completion of the consolidation transaction (See Note 9). However, there can be no assurance such transaction will be executed. Should the partnerships be unable to settle the notes receivable subject to the litigation, a principal shareholder of S-P has unconditionally guaranteed their payment.

S-P has denied and continues to deny that it has committed any violations of law. Management believes the ultimate outcome of this litigation will not have a material adverse effect on the Partnership.

Sierra Pacific Pension Investors '84 and subsidiary
Notes to Consolidated Financial Statements
Page nine

The following is a summary of aggregated financial information for all investments owned by SMMP which are accounted for under the equity method:

                        Condensed Combined Balance Sheets


                                                      December 31,   December 31,
                                                          2000           1999
                                                      ------------   ------------
Assets

Cash and cash equivalents                              $   53,567    $   272,657
Rent receivable                                           449,743        588,742
Income-producing property,
  net of accumulated depreciation                       7,831,381      8,109,927
Other assets, net of accumulated
  amortization                                            538,029      1,897,050
                                                       ----------    -----------

Total Assets                                           $8,872,720    $10,868,376
                                                       ==========    ===========

Liabilities and General Partners' Equity

Accrued and other liabilities                          $  215,570    $   350,272
Note payable                                            4,025,544      1,673,186
                                                       ----------    -----------

Total Liabilities                                       4,241,544      2,023,458
                                                       ----------    -----------

Ground lessors' equity in income producing property             0      3,000,000
                                                       ----------    -----------

General Partners' equity                                4,631,606      5,844,918
                                                       ----------    -----------

Total Liabilities and General Partners' equity         $8,872,720    $10,868,376
                                                       ==========    ===========

Sierra Pacific Pension Investors '84 and subsidiary
Notes to Consolidated Financial Statements
Page ten

                   Condensed Combined Statements of Operations

                                                      For the Year Ended December 31,
                                                      -------------------------------
                                                    2000            1999            1998
                                                -----------     -----------     -----------
Revenues:
   Rental income                                $ 2,363,463     $ 2,112,254     $ 1,734,403
   Interest income                                   11,218          34,540               0
   Other income                                           0          15,151          93,668
                                                -----------     -----------     -----------
                  Total revenues                  2,374,681       2,161,945       1,828,071
                                                -----------     -----------     -----------
Expenses:
   Operating expenses                             1,048,507       1,407,262       1,302,968
   Depreciation and amortization                    857,613         779,142         829,081
   Interest                                         360,801         152,563         156,636
                                                -----------     -----------     -----------

                  Total expenses                  2,266,921       2,338,967       2,288,685
                                                -----------     -----------     -----------

Income (loss) before extraordinary loss             107,760        (177,022)       (460,614)

Extraordinary loss from write-off of
    deferred loan costs                             (46,020)              0               0
                                                -----------     -----------     -----------

Net income (loss)                               $    61,740     $  (177,022)    $  (460,614)
                                                ===========     ===========     ===========

Reference is made to the audited financial statements of Sierra Mira Mesa Partners included herein.

Sierra Pacific Pension Investors '84 and subsidiary
Notes to Consolidated Financial Statements
Page eleven

6. NOTES PAYABLE

On March 27, 1997, Sierra Valencia LLC entered into a loan agreement with First Union Bank of North Carolina in the amount of $1,404,000. This loan, which is secured by a first lien on the Sierra Valencia property, bears interest at 9.25% per annum and calls for monthly principal and interest payments of $12,024 on the first day of each month. Such payments shall continue until April 2007, when the indebtedness is due in full. There is a 1% premium for prepayment of this note. As of December 31, 2000 the loan balance was $1,349,748.

On April 15, 1997, the Partnership entered into a loan agreement with IDM Participating Income Company II, an affiliate of the general partner, in the amount of $200,000. This loan was secured by a second lien on the Sierra Valencia property. This note bore a variable interest rate determined by the Federal Reserve of San Francisco's discount rate prevailing on the 25th day of the month preceding the payment due date plus a 3% premium. The interest rate could be adjusted the last day of March, June, September and December of each year until note agreement was fulfilled. The minimum and maximum rates were 12.12% and 15.15%, respectively. The current interest rate paid was 12.12%. Monthly payments of $6,659, consisting of both interest and principal, commenced on May 15, 1997 and continued until April 15, 2000, when the indebtedness was paid in full.

Annual maturities of the First Union Bank of North Carolina note payable as of December 31, 2000 are $20,277 in 2001, $22,234 in 2002, $24,380 in 2003, $26,733
in 2004, $29,314 in 2005, and $1,226,810 thereafter.

7. PARTNERS' EQUITY

Partners' equity accounts have been adjusted to reflect an allocation of cumulative net loss to the partners in accordance with the agreement of limited partnership. This agreement provides that 99% of operating income, gains, losses, deductions and credits of the Partnership shall be allocated among the Limited Partners and 1% shall be allocated to the General Partner.

Prior year balances have not been adjusted because management does not believe that the effects of these adjustments are significant to the prior year partner's equity balances.

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

Sierra Pacific Pension Investors '84 and subsidiary
Notes to Consolidated Financial Statements
Page twelve

8. COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, the Partnership occasionally becomes party to litigation. In the opinion of management, pending or threatened litigation involving the Partnership will not have a material adverse effect on its financial condition.

9. PENDING TRANSACTION

CGS is continuing the development of a plan which will combine the Partnership's property with the properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers and residential apartment properties. It is expected that the acquiror, American Spectrum Realty, Inc. ("ASR"), would qualify as a real estate investment trust. Limited partners would receive shares of common stock in ASR, which would be listed on a national securities exchange. The transaction is subject to the approval of the limited partners of the partnerships. ASR filed a Registration Statement on Form S-4 August 14, 2000 relating to the solicitation of consents with the Securities and Exchange Commission. The Registration Statement was amended February 14, 2001.

The Partnership has advanced more than its proportionate share of the costs relating to the transaction. To the extent that expenses advanced by the Partnership exceed its proportionate share, the Partnership will receive a credit for any excess portion in determining the shares issued to the limited partners in the Partnership. If the transaction is not consummated, or if the Partnership does not participate, the general partner of the Partnership will reimburse the Partnership for expenses incurred in connection with the transaction. At December 31, 2000, these advances to ASR totaled $936,752 and are included as an affiliate receivable on the balance sheet.

                    Sierra Mira Mesa Partners and Subsidiary
                       (A California General Partnership)

 Consolidated balance sheets as of December 31, 2000 and 1999 and statements of operations, changes in general partners' equity and cash flows for each of the three years in the period ended December 31, 2000 and Report of
                         Independent Public Accountants

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Sierra Mira Mesa Partners

We have audited the accompanying consolidated balance sheet of Sierra Mira Mesa Partners, a California general partnership and subsidiary, (the "Partnership") as of December 31, 2000 and the related consolidated statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Mira Mesa Partners and subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
March 26, 2001

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sierra Mira Mesa Partners

We have audited the accompanying consolidated balance sheet of Sierra Mira Mesa Partners and subsidiary, a California general partnership, (the "Partnership") as of December 31, 1999 and the related consolidated statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Mira Mesa Partners and subsidiary as of December 31, 1999 and the results of its operations and cash flows for the years ended December 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2000

                    SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                       (A California General Partnership)

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999

--------------------------------------------------------------------------------

                                                  December 31,     December 31,
                                                      2000             1999
                                                  ------------     ------------
ASSETS

Cash and cash equivalents                         $     51,660     $    319,400
Receivables:
   Unbilled rent (Notes 1 and 4)                       898,542        1,114,598
   Billed rent (Note 1)                                 33,469           83,917
Due from affiliates, net (Note 3)                    2,696,350        2,451,227
Income-producing property - net of accumulated
   depreciation of $3,914,748 and $3,564,380
   (Notes 1, 4 and 6)                                8,346,471        8,723,396
Investment in unconsolidated
   joint ventures (Notes 1 and 5)                    1,295,403        2,526,875
Other assets - net of accumulated amortization
   of $581,788 and $721,525 (Notes 1, 2 and 3)         787,724          793,658
                                                  ------------     ------------

Total Assets                                      $ 14,109,619     $ 16,013,071
                                                  ============     ============

LIABILITIES AND GENERAL PARTNERS' EQUITY

Accrued and other liabilities (Note 2)            $    104,558     $    101,104
Notes payable (Note 6)                               5,890,607        6,179,038
                                                  ------------     ------------

Total Liabilities                                    5,995,165        6,280,142
                                                  ------------     ------------

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

Minority interest in consolidated
   joint venture (Note 1)                             (357,312)        (340,614)

General Partners' equity (Note 1)                    8,471,766       10,073,543
                                                  ------------     ------------

Total Liabilities and General Partners' equity    $ 14,109,619     $ 16,013,071
                                                  ============     ============

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                    SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                       (A California General Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

                                                2000           1999            1998
                                             ----------    -----------     -----------
Revenues:
   Rental income (Note 1)                    $2,151,930    $ 2,126,106     $ 1,883,630
   Interest income                              249,827        224,308         205,781
                                             ----------    -----------     -----------

              Total revenues                  2,401,757      2,350,414       2,089,411
                                             ----------    -----------     -----------
Expenses:
   Operating expenses:
   Depreciation and amortization                571,117        587,070         581,956
   Property taxes and insurance                 102,883         98,611          97,781
   Administrative fees (Note 3)                 115,621        121,889         111,206
   Maintenance and repairs                      246,460        233,615         240,965
   Management fees (Note 3)                     134,447        119,166         109,725
   Utilities                                    194,507        135,301         135,077
   Legal and accounting                          35,239         24,767          27,657
   General and administrative                    19,937         16,122           7,443
   Bad debt expense                              67,673          4,770               0
   Other operating expenses                      19,410         46,413          25,124
                                             ----------    -----------     -----------

    Total operating expenses                  1,507,294      1,387,724       1,336,934

   Interest                                     485,730        450,177         438,711
                                             ----------    -----------     -----------

              Total expenses                  1,993,024      1,837,901       1,775,645
                                             ----------    -----------     -----------

INCOME BEFORE PARTNERSHIP'S SHARE OF
   UNCONSOLIDATED JOINT VENTURE
   INCOME (LOSSES)                              408,733        512,513         313,766
                                             ----------    -----------     -----------

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE INCOME (LOSSES) (Note 5)        43,580        (36,405)       (131,897)
                                             ----------    -----------     -----------

INCOME BEFORE MINORITY INTEREST'S
   SHARE OF CONSOLIDATED JOINT VENTURE
   LOSS (INCOME)                                452,313        476,108         181,869
                                             ----------    -----------     -----------

MINORITY INTEREST'S SHARE OF CONSOLIDATED
   JOINT VENTURE LOSS (INCOME)                   16,698          7,618            (787)
                                             ----------    -----------     -----------

NET INCOME                                   $  469,011    $   483,726     $   181,082
                                             ==========    ===========     ===========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                    SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                       (A California General Partnership)

         CONSOLIDATED STATEMENTS OF CHANGES IN GENERAL PARTNERS' EQUITY
              For the Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

                                                             General Partners
                                               ---------------------------------------------
                                               Sierra Pacific  Sierra Pacific
                                                 Development      Pension
                                                  Fund II      Investors '84        Total
                                               --------------  --------------   ------------
General Partners' equity - January 1, 1998      $ 3,261,917     $ 6,603,968     $  9,865,885
Net (loss) income                                   (14,912)        195,994          181,082
Contributions                                         8,490          42,000           50,490
Distributions                                      (211,490)       (211,250)        (422,740)
                                                -----------     -----------     ------------

General Partners' equity - December 31, 1998      3,044,005       6,630,712        9,674,717
Net income                                          159,678         324,048          483,726
Contributions                                        44,000         539,784          583,784
Distributions                                      (370,184)       (298,500)        (668,684)
                                                -----------     -----------     ------------

General Partners' equity - December 31, 1999      2,877,499       7,196,044       10,073,543
Net income                                          141,501         327,510          469,011
Contributions                                       119,678          53,900          173,578
Distributions                                    (1,626,473)       (617,893)      (2,244,366)
                                                -----------     -----------     ------------

General Partners' equity - December 31, 2000    $ 1,512,205     $ 6,959,561     $  8,471,766
                                                ===========     ===========     ============

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                    SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                       (A California General Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

                                                                2000            1999          1998
                                                            -----------     -----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $   469,011     $   483,726     $ 181,082
  Adjustments to reconcile net income
  to cash provided by operating activities:
    Depreciation and amortization                               571,117         587,070       581,956
    Undistributed (income) losses of
      unconsolidated joint ventures                             (43,580)         36,405       131,897
    Minority interest in consolidated
      joint venture (loss) income                               (16,698)         (7,618)          787
    Bad debt expense                                             67,673           4,770             0
    Decrease in rent receivable                                 198,831          27,641        60,853
    Increase in due from affiliates                            (245,123)       (222,839)     (202,581)
    Increase in other assets                                   (143,525)        (45,022)     (215,974)
    Increase (decrease) in accrued and other liabilities          3,454        (150,886)      183,225
                                                            -----------     -----------     ---------

  Net cash provided by operating activities                     861,160         713,247       721,245
                                                            -----------     -----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions                             (44,733)       (160,815)     (346,113)
    Capital contributions to unconsolidated
      joint ventures                                         (2,090,088)     (1,027,820)     (350,900)
    Distributions received from unconsolidated
      joint ventures                                          3,365,140         105,000       372,312
                                                            -----------     -----------     ---------

  Net cash provided by (used in) investing activities         1,230,319      (1,083,635)     (324,701)
                                                            -----------     -----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital contributions from General Partners                 173,578         583,784        50,490
    Cash distributions to General Partners                   (2,244,366)       (668,684)     (422,740)
    Proceeds from note payable secured by property                    0       1,637,500             0
    Principal payments on notes payable                        (288,431)       (876,876)     (254,638)
                                                            -----------     -----------     ---------

  Net cash (used in) provided by financing activities        (2,359,219)        675,724      (626,888)
                                                            -----------     -----------     ---------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                        (267,740)        305,336      (230,344)

CASH AND CASH EQUIVALENTS - Beginning of year                   319,400          14,064       244,408
                                                            -----------     -----------     ---------

CASH AND CASH EQUIVALENTS - End of year                     $    51,660     $   319,400     $  14,064
                                                            ===========     ===========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

  Cash paid during the year for real estate taxes           $    73,176     $    72,469     $  71,184
                                                            ===========     ===========     =========

  Cash paid during the year for interest                    $   487,020     $   439,792     $ 439,756
                                                            ===========     ===========     =========

In 2000, 1999, and 1998 interest receivable of $245,123, $222,839, and $202,581, respectively, was added to the principal balance of the related note receivable from affiliate. These transactions are noncash items not reflected in the above statement of cash flows.

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                    SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                       (A California General Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Sierra Mira Mesa Partners ("SMMP"), a California general partnership, was formed in 1985 between Sierra Pacific Development Fund II ("SPDFII") and Sierra Pacific Pension Investors '84 ("SPPI'84") to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. The property contains 89,560 square feet and was 100% leased at December 31, 2000.

Per the terms of the partnership agreement, SPDFII and SPPI'84 shared in earnings, contributions and distributions in a ratio of 51% to 49%, respectively. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. In conjunction with this amendment, the general partners forgave the December 31, 1996 balances of advances due from SMMP and included these amounts as adjustments to their respective equity accounts. The sharing ratio in effect for 1998, 1999 and 2000 was 33.74%, 33.01% and 30.17%,
respectively, for SPDFII and 66.26%, 66.99% and 69.83%, respectively, for SPPI'84. On January 1, 2001, the sharing ratio will be decreased to 19.68% for SPDFII and increased to 80.32% for SPPI'84 to reflect the 2000 contributions and distributions.

S-P Properties, Inc. is the General Partner and manager of SPDFII and SPPI'84. On December 30, 1994, all of the outstanding stock of TCP, Inc. was sold to Finance Factors, Inc. TCP, Inc. owns all of the common stock of S-P Properties, Inc. Finance Factors was a subsidiary of CGS Real Estate Company, Inc. ("CGS"), a national real estate company. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc., another subsidiary of CGS.

SMMP also holds investments in other industrial/commercial properties through its investments in unconsolidated joint ventures. Refer to Note 5 for additional information.

Basis of Financial Statements

The Partnership maintains its books and prepares its financial statements in accordance with accounting principles generally accepted in the United States. However, the Partnership prepares its tax returns on the accrual basis of accounting as defined by the Internal Revenue Code with adjustments to reconcile book and taxable income (loss) for differences in the treatment of certain income and expense items. The accompanying financial statements do not reflect any provision for federal or state income taxes since such taxes are the obligation of the individual partners.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners ("SIP"), a majority owned joint venture as of December 31, 2000. SMMP consolidates all subsidiaries in which it has a controlling equity interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page two


Cash and Cash Equivalents

Cash and cash equivalents include highly liquid, short-term investments with original maturities of three months or less.

Fair Value of Financial Instruments

The financial instruments of the Partnership at December 31, 2000 and 1999 consist of cash and cash equivalents, receivables, due from affiliates, accounts payable and notes payable. The fair value of cash and cash equivalents, receivables and accounts payable approximate the carrying value due to the short term nature of these items. In the opinion of management, the fair value of the notes payable approximates the carrying value based on market rates at December 31, 2000 and 1999. Management does not fair value the amounts due from affiliates due to the related party nature of this receivable.

Income-Producing Properties

Property is carried at cost and depreciated on the straight-line method over the estimated lives of the related assets, ranging from three to thirty years. Tenant improvements are carried at cost and depreciated on the straight-line method over the life of the related lease.

Expenditures for repairs and maintenance are charged against income as incurred. Improvements and major renewals are capitalized. Costs and the related accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal or when fully depreciated and any resulting gain or loss is reflected in income.

The Partnership regularly evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with Statement of Financial Accounting Standards No.121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement"). Future cash flows are estimated and compared to the carrying amount of the asset to determine if an impairment has occurred. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Partnership shall recognize an impairment loss in accordance with the Statement. No such impairment has been recognized by the Partnership at December 31, 2000.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 2000. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

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

The Partnership periodically reviews its outstanding receivables for uncollectibility and provides a provision for bad debts for those accounts it believes it may not collect in full.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Partnership has evaluated SFAS No. 133 and the impact on existing accounting policies and financial reporting disclosures. The Partnership believes the adoption of SFAS No. 133 will not have a material effect on its financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Partnership adopted the accounting provisions of SAB 101 in 2000. The implementation of SAB 101 did not have a significant effect on the Partnership's financial condition or results of operations.

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page four

2. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 2000 and 1999, is as follows:

                                                            2000          1999
                                                          --------      --------
Other assets:
   Prepaid expenses                                       $ 13,067      $  7,383
   Deferred loan costs, net of accumulated
     amortization of $65,972 and $49,842                   152,096       168,225
   Deferred leasing costs, net of accumulated
     amortization of $655,553 and $531,945                 384,097       507,000
   Deposits                                                 25,000             0
   Tax impounds and insurance impounds                      34,491        26,831
   Tenant improvement reserves                             178,973        84,219
                                                          --------      --------
                                                          $787,724      $793,658
                                                          ========      ========
Accrued and other liabilities:
   Accounts payable                                       $ 29,964      $ 51,008
   Security deposits                                        32,573        17,922
   Accrued expenses                                         11,138             0
   Interest payable                                         30,883        32,174
                                                          --------      --------
                                                          $104,558      $101,104
                                                          ========      ========

3. GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

Affiliates of S-P Properties, Inc. receive a monthly management fee totaling 5.5% of the gross rental income collected from the properties or $600, whichever is greater. This fee amounted to $134,447, $119,166, and $109,725 respectively, for the years ended December 31, 2000, 1999, and 1998. This fee was recorded as part of the operating expenses of the properties.

SMMP reimburses an affiliate of S-P Properties, Inc. for expenses incurred by the affiliate for services provided to SMMP such as accounting, data processing and similar services. The affiliate was reimbursed $115,621, $122,239, and $111,206 respectively, for such services for the years ended December 31, 2000, 1999, and 1998. Additionally, SMMP reimbursed an affiliate for construction supervision costs incurred by the affiliate. For the years ended December 31, 2000, 1999, and 1998, the affiliate received $0, $28,201, and $1,327 respectively, for tenant improvements supervisory costs.

In consideration for services rendered with respect to initial leasing of SMMP's property, an affiliate of S-P Properties, Inc. is paid initial leasing costs. For the years ended December 31, 2000, 1999, and 1998, these fees amounted to $0, $0, and $63,492 respectively, and were recorded as deferred leasing costs.

During 1993, SMMP loaned funds to a former affiliate of S-P Properties, Inc. in the form of a demand note. The liability was assumed by Finance Factors, Inc. which acquired S-P Properties, Inc. as of December 30, 1994. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc. who has assumed the note. The annual interest rate of the loan was variable at bank prime plus 2 1/4% - 3% with a minimum rate of 9%. The loan totaled $2,360,000 at December 31, 1993 and was reduced to $1,687,787 at December 31, 1994. This loan was amended effective January 1, 1995 fixing the interest rate at 10%. On December 31, 2000, 1999, 1998 and 1997, interest receivable of $245,123, $222,839, $202,581 and $338,020, respectively, was added to the principle balance of the loan. No interest related to this loan was due to the Partnership at December 31, 2000 and 1999. The principal balance outstanding at December 31, 2000 was $2,696,350. The loan is guaranteed by the owners of CGS Real Estate Company, Inc. ("CGS").

The note receivable was involved in a lawsuit in which SPDFII was the defendant. In connection with the settlement of the lawsuit by SPDFII, the Partnership would call a portion of the note receivable from Bancor Real Estate Company, Inc. The portion called would be that percentage of the loan that is equal to SPDFII's ownership interest in the Partnership, in any event no less than 30%. Such funds would have been distributed to SPDFII in accordance with the lawsuit settlement. As of March 26, 2001, the note has not been called, the settlement has been declared null and void, and a supplemental complaint alleging new allegation has been filed.

Management anticipates settlement of the SMMP note receivable upon completion of the consolidation transaction (See Note 8). However, there can be no assurance such transaction will be executed. Should the partnerships be unable to settle the notes receivable subject to the litigation, a principal shareholder of S-P Properties, Inc. has unconditionally guaranteed their payment.

S-P Properties, Inc. has denied and continues to deny that it has committed any violations of law. Management believes the ultimate outcome of this litigation will not have a material adverse effect on the Partnership.

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page five

During 1996, the Partnership made a non-interest bearing advance to an affiliate in the amount of $4,770. The advance was deemed uncollectible and subsequently written off to bad debt expense in 1999.

See Note 6 for note payable transactions with related parties.

4. INCOME-PRODUCING PROPERTIES

At December 31, 2000 and 1999 the total cost and accumulated depreciation of the properties are as follows:

                                                  2000                 1999
                                              ------------         ------------

Land                                          $  3,786,458         $  3,786,458
Building and improvements                        8,474,761            8,501,318
                                              ------------         ------------

             Total                              12,261,219           12,287,776

Accumulated depreciation                        (3,914,748)          (3,564,380)
                                              ------------         ------------

             Net                              $  8,346,471         $  8,723,396
                                              ============         ============

During 2000 and 1999, the Partnership removed $71,290 and $147,303, respectively, from its building and improvements and related accumulated depreciation accounts for fully depreciated property.

Future minimum base rental income, under the existing operating leases for the Sierra Mira Mesa and Sorrento I properties, to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:


Year Ending                                    Straight-line            Cash
December 31,                                       Basis                Basis
------------                                   -------------          ----------

   2001                                         $2,092,837            $2,407,018
   2002                                          2,083,837             2,507,237
   2003                                            653,201               737,422
   2004                                            179,747               184,288
   2005                                            154,746               164,174
Thereafter                                         438,415               501,186
                                                ----------            ----------

Total                                           $5,602,783            $6,501,325
                                                ==========            ==========

In each of the three years in the period ending December 31, 2000, two tenants accounted for the majority of the Partnership's rental income. A state governmental agency associated with workers compensation insurance accounted for 69% of rental income in 2000 and 1999, and 78% in 1998; a tenant in the communications sector accounted for 13% of rental income in 2000, 1999 and 1998.

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page six

5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

SMMP holds the following investments accounted for under the equity method at December 31, 2000:

o a 43.92% equity interest in Sorrento II Partners ("SIIP"), a joint venture formed on October 1, 1993 with Sierra Pacific Institutional Properties V, an affiliate, to develop and operate Sierra Sorrento II, an industrial building located in San Diego, California. SMMP's investment in SIIP as of December 31, 2000 and 1999 is $3,822,355 and $2,647,872, respectively.
      SMMP's share of the net income (loss) of SIIP for the three years ended December 31, 2000, 1999 and 1998 is $60,583, $(30,637) and $(143,251),
      respectively;

o a 5.08% equity interest in Sierra Creekside Partners ("SCP"), a joint venture formed on February 1, 1994 with Sierra Pacific Development Fund, an affiliate, to develop and operate Sierra Creekside, a commercial office building in San Ramon, California. SMMP's investment in SCP as of December 31, 2000 and 1999 was $(2,540,963) and $(128,513), respectively. SMMP's share of the net loss of SCP for the three years ended December 31, 2000, 1999 and 1998 was $(12,441), $(5,903) and $(8,420), respectively;

o a 33.36% equity interest in Sierra Vista Partners ("SVP"), a joint venture formed on February 1, 1994 with Sierra Pacific Development Fund III, an affiliate, to develop and operate Sierra Vista, an industrial building in Anaheim, California. SMMP's investment in SVP as of December 31, 2000 and 1999 was $14,011 and $7,516, respectively. SMMP's share of the net (loss) income of SVP for the three years ended December 31, 2000, 1999 and 1998 was $(4,562), $135 and $19,774, respectively. The Sierra Vista property was sold in October 1997.

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page seven

The following is a summary of aggregated financial information for all investments owned by SMMP which are accounted for under the equity method:

                        Condensed Combined Balance Sheets

                                                     December 31,  December 31,
                                                         2000          1999
                                                     ----------    -----------

Assets

Cash and cash equivalents                            $   53,567    $   272,657
Rent receivable                                         449,743        588,742
Income-producing property,
  net of accumulated depreciation                     7,831,381      8,109,927
Other assets, net of accumulated
  amortization                                          538,029      1,897,050
                                                     ----------    -----------

Total Assets                                         $8,872,720    $10,868,376
                                                     ==========    ===========

Liabilities and General Partners' Equity

Accrued and other liabilities                        $  215,570    $   350,272
Note payable                                          4,025,544      1,673,186
                                                     ----------    -----------

Total Liabilities                                     4,241,544      2,023,458
                                                     ----------    -----------

Ground lessors' equity in income-producing property           0      3,000,000
                                                     ----------    -----------

General Partners' equity                              4,631,606      5,844,918
                                                     ----------    -----------

Total Liabilities and General Partners' equity       $8,872,720    $10,868,376
                                                     ==========    ===========

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page eight

                   Condensed Combined Statements of Operations

                                               For the Year Ended December 31,
                                         -------------------------------------------
                                             2000            1999            1998
                                         -----------     -----------     -----------
Revenues:
   Rental income                         $ 2,363,463     $ 2,112,254     $ 1,734,403
   Interest income                            11,218          34,540               0
   Other income                                    0          15,151          93,668
                                         -----------     -----------     -----------
           Total revenues                  2,374,681       2,161,945       1,828,071
                                         -----------     -----------     -----------
Expenses:
   Operating expenses                      1,048,507       1,407,262       1,302,968
   Depreciation and amortization             857,613         779,142         829,081
   Interest                                  360,801         152,563         156,636
                                         -----------     -----------     -----------

           Total expenses                  2,266,921       2,338,967       2,288,685
                                         -----------     -----------     -----------

Income (loss) before extraordinary           107,760        (177,022)       (460,614)
   loss

Extraordinary loss from write-off of
  deferred loan costs                        (46,020)              0               0
                                         -----------     -----------     -----------

Net income (loss)                        $    61,740     $  (177,022)    $  (460,614)
                                         ===========     ===========     ===========

6. NOTES PAYABLE

                                                                                    2000          1999
                                                                                 ----------    ----------
Mortgage note payable, due in monthly installments with interest at 7.74% per annum, collateralized by the real property known as Sierra
Mira Mesa. This note matures in October 2010                                     $4,265,067    $4,543,984

Mortgage note payable, due in monthly installments with interest at
8.75% per annum, collateralized by the Sorrento I property.  The note
matures in September 2009                                                         1,625,540     1,635,054
                                                                                 ----------    ----------

                                                                                 $5,890,607    $6,179,038
                                                                                 ==========    ==========

In August 1999, SIP paid its mortgage note due to CGS, an affiliate of the General Partner, with an outstanding balance of $607,693. On the same date, SIP entered into a new loan agreement with Finova Realty Capital, Inc. in the amount of $1,637,500. This loan, which is secured by the Sorrento I property, bears interest at 8.75% per annum. Principal and interest payments of $12,882 are due monthly until maturity in September 2009. In connection with the repayment of the CGS note, SIP paid $29,528 to CGS related to late fees which were included in other operating expenses in the statement of operations for 1999. The note balance as of December 31, 2000 was $1,625,540.

As of December 31, 2000, annual maturities on notes payable were: $314,146 in 2001; $339,483 in 2002; $366,864 in 2003; $396,456 in 2004; $428,435 in 2005;
and $4,045,223 thereafter.

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page nine

7. COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, the Partnership occasionally becomes party to litigation. In the opinion of management, pending or threatened litigation involving the Partnership will not have a material adverse effect on its financial condition.

Under the terms of the Sierra Creekside Partners ("SCP"), joint venture agreement, SMMP would be obligated to contribute any negative balance outstanding in its capital account upon liquidation of the Partnership. Such balance was $2,540,963 and $128,513 at December 31, 2000 and 1999, respectively.

8. PENDING TRANSACTION

CGS is continuing the development of a plan which will combine the Partnership's property with the properties of other real estate partnerships managed by CGS and its affiliates. These partnerships own office properties, industrial properties, shopping centers and residential apartment properties. It is expected that the acquiror, American Spectrum Realty, Inc. ("ASR"), would qualify as a real estate investment trust. ASR filed a Registration Statement on Form S-4 August 14, 2000 relating to the solicitation of consents with the Securities and Exchange Commission. The Registration Statement was amended February 14, 2001.

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