Form 10-Q
period 2001-03-31
SIERRA PACIFIC PENSION INVESTORS 84
filed 2001-05-15
CIK 747729

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended                             March 31, 2001
                         -------------------------------------------------------
Commission file number                           0-14269
                         -------------------------------------------------------


                      SIERRA PACIFIC PENSION INVESTORS `84
                             (A LIMITED PARTNERSHIP)
                              ---------------------


          State of California                             33-0043952
-- ------------------------------------------  ---------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification Number)


    5850 San Felipe, Suite 450
         Houston, Texas                                     77057
----------------------------------------       ---------------------------------
(Address of principal executive offices)                  (Zip Code)



Registrant's telephone number,
including area code:                                (713) 706-6271
                                        ----------------------------------------


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


                                                                         Page
                                                                        number
                                                                       -------
Consolidated Balance Sheets - March 31, 2001 and December 31, 2000        4

Consolidated Statements of Operations - For the Three Months Ended
March 31, 2001 and 2000                                                   5

Consolidated Statements of Changes in Partners' Equity - For the Year
Ended December 31, 2000 and for the Three Months Ended March 31, 2001     6

Consolidated Statements of Cash Flows - For the Three Months Ended
March 31, 2001 and 2000                                                   7

Notes to Financial Statements                                             8


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)      OVERVIEW

The following discussion should be read in conjunction with the Sierra Pacific Pension Investors `84's (the Partnership) Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns one property, Sierra Valencia (the Property). In addition, the Partnership holds an 80.32% interest in Sierra Mira Mesa Partners
(SMMP), which is maintained on the equity method of accounting.

(b)      RESULTS OF OPERATIONS

Rental income for the three months ended March 31, 2001 increased by approximately $17,000, or 11%, when compared to the corresponding period in the prior year, primarily as a result of an increase in occupancy at the Property. Occupancy rose from 87% at March 31, 2000 to 100% at March 31, 2001.

Operating expenses increased by approximately $25,000, or 20%, for the three months ended March 31, 2001. This increase was principally due to higher maintenance and repair costs associated with the increased occupancy of the Property. Further, data processing expenses and accounting and auditing costs rose during the period.

Depreciation and amortization expenses for the three months ended March 31, 2001 rose by approximately $11,000, or 30%, when compared to the corresponding period in the prior year, principally due to increased depreciation and amortization on additional tenant improvements and lease costs associated with the increased occupancy of the Property.

The Partnership's share of unconsolidated joint venture (loss) income was approximately $(20,000) for the three months ended March 31, 2001, in comparison to $127,000 for the same period in the prior year. The loss incurred by SMMP was in large part due to an increase in utilities associated with higher energy costs, and as a result of the write-off of rents deemed uncollectible to bad debt expense. The loss was also attributable to its share of Sorrento II Partners' (SIIP) income. SIIP, which SMMP accounts for as an unconsolidated joint venture investment on the equity method, recorded a decrease in income primarily due to lower common area maintenance fees recovery revenue incurred during the quarter.

(c)      LIQUIDITY AND CAPITAL

As of March 31, 2001, the Partnership is in an illiquid position. Total cash and billed receivables amount to approximately $21,000 compared to approximately $133,000 of current liabilities. The Partnership anticipates cash required to meet debt obligations, operating expenses and costs for the construction of new tenant space will be funded from the operations of the Property and distributions from SMMP. During the three months ended March 31, 2001, SMMP made distributions of $185,000 to the Partnership.

Inflation:

The Partnership does not expect inflation to be a material factor in its operations in 2001.

               SIERRA PACIFIC PENSION INVESTORS '84 AND SUBSIDIARY
                             (A LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000

--------------------------------------------------------------------------------

                                                          March 31, 2001    December 31, 2000
                                                           (Unaudited)
                                                         ----------------   ------------------
ASSETS

Cash and cash equivalents                                  $      3,933        $     33,647
Receivables:
   Note receivable, net of deferred gain of $132,471          1,618,300           1,618,300
   Unbilled rent                                                 49,790              48,713
   Billed rent                                                   16,666              69,118
   Interest                                                      43,769                   0
   Due from affiliate                                         1,033,578             936,752
Income-producing property - net of
  accumulated depreciation and valuation
  allowance of $2,892,673 and $2,861,598
  respectively                                                1,198,155           1,208,166
Investment in unconsolidated joint venture                    6,856,988           7,063,438
Other assets - net of accumulated amortization
  of $206,788 and $197,100, respectively                        253,432             232,067
                                                           ------------        ------------

Total Assets                                               $ 11,074,611        $ 11,210,201
                                                           ============        ============

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities                              $    160,324        $    248,108
Notes payable                                                 1,344,862           1,349,748
                                                           ------------        ------------

Total Liabilities                                             1,505,186           1,597,856
                                                           ------------        ------------

Partners' equity (deficit):
  General Partner                                              (183,532)           (183,103)
  Limited Partners:
    80,000 units authorized,
    77,000 issued and outstanding                             9,752,957           9,795,448
                                                           ------------        ------------

Total Partners' equity                                        9,569,425           9,612,345
                                                           ------------        ------------

Total Liabilities and Partners' equity                     $ 11,074,611        $ 11,210,201
                                                           ============        ============

                             SEE ACCOMPANYING NOTES

               SIERRA PACIFIC PENSION INVESTORS '84 AND SUBSIDIARY
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

--------------------------------------------------------------------------------

                                                        2001         2000
                                                    (Unaudited)   (Unaudited)
                                                    ------------  ------------
REVENUES:
  Rental income                                      $ 165,456     $ 148,485
  Interest income                                       43,772        39,793
                                                     ---------     ---------

           Total revenues                              209,228       188,278
                                                     ---------     ---------

EXPENSES:
  Operating expenses                                   153,265       128,074
  Depreciation and amortization                         47,288        36,355
  Interest expense                                      31,145        32,568
                                                     ---------     ---------

           Total costs and expenses                    231,698       196,997
                                                     ---------     ---------

LOSS BEFORE PARTNERSHIP'S SHARE OF
  UNCONSOLIDATED JOINT VENTURE
  (LOSS) INCOME                                        (22,470)       (8,719)

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
  JOINT VENTURE (LOSS) INCOME                          (20,450)      127,326
                                                     ---------     ---------

NET (LOSS) INCOME                                    $ (42,920)    $ 118,607
                                                     =========     =========

Net (loss) income per limited partnership unit       $   (0.55)    $    1.52
                                                     =========     =========

                             SEE ACCOMPANYING NOTES

               SIERRA PACIFIC PENSION INVESTORS '84 AND SUBSIDIARY
                             (A LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

--------------------------------------------------------------------------------

                                                                      Limited Partners                              Total
                                                                --------------------------        General          Partners'
                                                                 Per Unit         Total           Partner           Equity
                                                                -----------   ------------      ------------      ------------
Proceeds from sale of
  partnership units                                              $250.00      $ 19,418,250                        $ 19,418,250
Underwriting commissions
  and other organization expenses                                 (37.34)       (2,894,014)                         (2,894,014)
Repurchase of 665 partnership units                                (0.03)         (151,621)                           (151,621)
Cumulative net (loss) income
  (to December 31, 1999)                                          (70.59)       (5,435,550)     $    133,334        (5,302,216)
Cumulative distributions
  (to December 31, 1999)                                          (21.43)       (1,650,006)         (133,334)       (1,783,340)
                                                                 -------      ------------      ------------      ------------

Partners' equity - January 1, 2000                                120.61         9,287,059                 0         9,287,059
Transfer among general partner and limited partner                  2.42           186,356          (186,356)                0
Net income                                                          4.18           322,033             3,253           325,286
                                                                 -------      ------------      ------------      ------------

Partners' equity (deficit) - December 31, 2000 (audited)          127.21         9,795,448          (183,103)        9,612,345
Net loss (unaudited)                                               (0.55)          (42,491)             (429)          (42,920)
                                                                 -------      ------------      ------------      ------------

Partners' equity (deficit) - March 31, 2001 (unaudited)          $126.66      $  9,752,957      $   (183,532)     $  9,569,425
                                                                 =======      ============      ============      ============

                             SEE ACCOMPANYING NOTES

               SIERRA PACIFIC PENSION INVESTORS '84 AND SUBSIDIARY
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

--------------------------------------------------------------------------------

                                                               2001           2000
                                                            (Unaudited)    (Unaudited)
                                                            ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                         $ (42,920)       $ 118,607
  Adjustments to reconcile net (loss) income
  to cash used in operating activities:
    Depreciation and amortization                              47,288           36,355
    Partnership's share of unconsolidated joint
      venture loss (income)                                    20,450         (127,326)
    Decrease (increase) in rent receivable                     51,375           (8,475)
    Increase in interest receivable                           (43,769)         (39,790)
    Increase in other assets                                  (36,578)         (31,687)
    (Decrease) increase in accrued and other liabilites       (87,784)          28,174
                                                            ---------        ---------

    Net cash used in operating activities                     (91,938)         (24,142)
                                                            ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions                           (21,064)          (1,813)
                                                            ---------        ---------

    Net cash used in investing activities                     (21,064)          (1,813)
                                                            ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on notes payable                        (4,886)         (16,885)
    Capital contributions to unconsolidated joint venture           0          (34,000)
    Distributions from unconsolidated joint venture           185,000          107,000
    Loan from affiliate                                       (96,826)         (39,934)
                                                            ---------        ---------

    Net cash provided by financing activities                  83,288           16,181
                                                            ---------        ---------

NET DECREASE IN CASH  AND CASH EQUIVALENTS                    (29,714)          (9,774)

CASH AND CASH EQUIVALENTS - Beginning of period                33,647           31,562
                                                            ---------        ---------

CASH AND CASH EQUIVALENTS - End of period                   $   3,933        $  21,788
                                                            =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
    Cash paid during the period for interest                $  31,184        $  32,504
                                                            =========        =========

                             SEE ACCOMPANYING NOTES

               SIERRA PACIFIC PENSION INVESTORS '84 AND SUBSIDIARY
                             (A LIMITED PARTNERSHIP)
                              ---------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
    ------------------------------------------------------------------------


1.       BASIS OF FINANCIAL STATEMENTS

In the opinion of Sierra Pacific Pension Investors `84's (the Partnership) management, these unaudited consolidated financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at March 31, 2001 and results of operations and cash flows for the periods presented. All adjustments included in these financial statements are of a normal and recurring nature. The financial statements include the accounts of Sierra Valencia, LLC, a wholly-owned subsidiary. All significant intercompany balances are eliminated in consolidation. The Partnership consolidates all entities in which it has a controlling equity interest. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 2000.

Certain reclassifications have been made to the March 31, 2000 Consolidated Statement of Cash Flows to conform to the March 31, 2001 presentation.

2.       RELATED PARTY TRANSACTIONS

Included in the financial statements for the three months ended March 31, 2001 and 2000 are affiliate transactions as follows:

                                                March 31
                                        --------------------------
                                            2001          2000
                                        ------------  ------------
       Management fees                  $      6,678  $      4,449
       Administrative fees                    18,930        19,744


3.       INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners (SMMP) was formed in 1985 between the Partnership and Sierra Pacific Development Fund II (SPDFII), an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. The Partnership's initial ownership interest in SMMP was 49%; the remaining 51% was owned by SPDFII. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. At March 31, 2001 the Partnership's interest in SMMP was 80.32%; the remaining 19.68% interest is owned by SPDFII.

Sierra Pacific Pension Investors '84 and Subsidiary Notes to
Consolidated Financial Statements (Unaudited)
Page two


The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned California general partnership. Summarized income statement information for SMMP for the three months ended March 31, 2001 and 2000 is as follows:

                                                    March 31
                                           -------------------------
                                             2001             2000
                                           -------------------------
            Rental income                  $ 547,511       $ 556,156
            Total revenues                   615,633         617,334
            Operating expenses               358,622         219,914
            Share of unconsolidated
              joint venture income             2,546          45,176
            Net (loss) income                (34,395)        175,848


As of March 31, 2001, SMMP holds a 51.51% interest in Sorrento II Partners
(SIIP), a California general partnership with Sierra Pacific Institutional Properties V formed in 1993, a 0% interest in Sierra Creekside Partners (SCP), a California general partnership with Sierra Pacific Development Fund formed in 1994, and a 33.55% interest in Sierra Vista Partners (SVP), a California general partnership with Sierra Pacific Development Fund III formed in 1994.

Summarized income statement information for these Partnerships, which are accounted for by SMMP under the equity method, for the three months ended March 31, 2001 and 2000 is as follows:

                                          SCP                              SVP                              SIIP
                              ---------------------------------------------------------------------------------------------
                                        March 31                         March 31                          March 31
                              ---------------------------------------------------------------------------------------------
                                 2001             2000             2001             2000             2001            2000
                              ---------------------------------------------------------------------------------------------
Rental income                 $ 286,237        $ 229,440        $       0        $       0        $ 316,806       $ 385,844
Total revenues                  286,237          229,440                0                0          316,806         397,049
Operating expenses              219,691          154,180           21,765           13,665          162,034         124,762
Extraordinary loss                    0           46,020                0                0                0               0
Net (loss) income               (97,191)        (124,683)         (30,703)         (20,154)          52,078         127,660


Sierra Pacific Pension Investors '84 and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
Page three


4.       PARTNERS' EQUITY

Equity and net income (loss) per limited partnership unit is determined by dividing the limited partners' share of the Partnership's equity and net income by the number of limited partnership units outstanding, 77,000.

During 2000, an amount was transferred between the partners' equity accounts such that 99% of cumulative operating income, gains, losses, deductions and credits of the Partnership is allocated among the limited partners and 1% was allocated to the general partner. Management does not believe that the effect of this transfer was significant.

5.       PENDING TRANSACTION

CGS Real Estate Company, Inc. (CGS), and affiliate of the corporate general partner of the Partnership, is continuing the development of a plan which will combine the Partnership's property with the properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers and residential apartment properties. It is expected that the acquiror, American Spectrum Realty, Inc. (ASR), would qualify in the future as a real estate investment trust. Limited partners would receive shares of common stock in ASR, which would be listed on a national securities exchange.

The Partnership's participation in this plan will require the consent of its limited partners. ASR filed a registration statement on Form S-4 August 14, 2000 relating to the solicitation of consents with the SEC. The registration statement was amended February 14, 2001 and April 24, 2001. The plan and the benefits and risks thereof will be described in detail in the final prospectus/consent solicitation statement included in the registration statement filed under the Securities Act of 1933 at the time it is declared effective by the SEC. Following effectiveness, solicitation materials will be provided to limited partners in connection with the solicitation of the consent of the limited partners. There can be no assurances that the plan described above will be consummated.

As of March 31, 2001, the Partnership has paid a total of $1,033,578 in expenses relating to the pending transaction. These costs primarily relate to professional fees and are recorded as an affiliate receivable on the balance sheet. When the transaction is finalized, the Partnership will be compensated with additional stock. If the transaction is terminated, the Partnership will be reimbursed by CGS for all costs incurred.

Sierra Pacific Pension Investors '84 and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
Page four


6.       RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Partnership adopted the accounting provisions of SFAS No. 133 in 2001. The implementation of SFAS No. 133 did not have a significant effect on the Partnership's financial conditions or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Partnership adopted the accounting provisions of SAB 101 in 2000. The implementation of SAB 101 did not have a significant effect on the Partnership's financial condition or results of operations.

7.       SUBSEQUENT EVENT

On April 16, 2001, the combined financial statements of the parent of the general partner and other affiliates were issued. The independent public accountant's report on such statements contained an explanatory paragraph relating to the ability of the combined entity to continue as a going concern. The combined entities have experienced losses in the periods presented and have a net capital deficiency. Certain entities in the combined financial statements have not made debt payments when due and various lenders have placed $10,520,000 of debt in default. Certain entities also need to pay or refinance a significant amount of debt coming due in the next twelve months. These factors raise substantial doubt about the ability of the combined entities, including the general partner, to continue as a going concern.

Management of the combined entities has plans related to these matters, which include obtaining additional loans from shareholders, obtaining extensions from lenders or refinancing all debt through the completion of the transaction discussed in Note 5. In addition, if necessary, management believes it could sell properties to generate cash to pay debt. The Partnership does not believe that the affect of the ultimate outcome of the circumstances surrounding the combined entities will have a material adverse effect on its results of operations or financial position.

Sierra Pacific Pension Investors '84 and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
Page five


As discussed in Note 5, the Partnership has an affiliate receivable for costs incurred in the anticipation of the transaction. The Partnership has obtained the guarantee of the major individual owner of the parent of the general partner with respect to the repayment of these costs in the transaction if not consummated.

                           PART II - OTHER INFORMATION


ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.



                                        SIERRA PACIFIC PENSION INVESTORS `84
                                        a Limited Partnership
                                        S-P PROPERTIES, INC.
                                        General Partner

Date:  MAY 14, 2001                     /s/ THOMAS N. THURBER
       ------------                     -------------------------------------
                                        Thomas N. Thurber
                                        President and Director



Date:  MAY 14, 2001                     /s/ G. ANTHONY EPPOLITO
       ------------                     -------------------------------------
                                        G. Anthony Eppolito
                                        Chief Accountant