Form 10-Q
period 2001-06-30
SIERRA PACIFIC PENSION INVESTORS 84
filed 2001-08-14
CIK 747729

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter ended	June 30, 2001

Commission file number	0-14269

SIERRA PACIFIC PENSION INVESTORS ‘84
(A Limited Partnership)

State of California	33-0043952

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
5850 San Felipe, Suite 450 Houston, Texas	77057

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:	(713) 706-6271

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒. No☐.

PART I  - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

(a)                      OVERVIEW

The following discussion should be read in conjunction with the Sierra Pacific Pension Investors ‘84’s (the Partnership) Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns one property, Sierra Valencia (the Property).  In addition, the Partnership holds an 80.32% interest in Sierra Mira Mesa Partners (SMMP), which is maintained on the equity method of accounting.

(b)                      RESULTS OF OPERATIONS

Rental income for the six months ended June 30, 2001 increased by approximately $58,000, or 21%, in comparison to the corresponding period in the prior year, primarily as a result of an increase in occupancy at the Property.  Occupancy rose from 84% at June 30, 2000 to 100% at June 30, 2001, as one tenant expanded its lease from approximately 10,000 to 21,000 square feet.

Operating expenses increased by approximately $54,000, or 25%, for the six months ended June 30, 2001.  This increase was in large part due to higher maintenance and repair costs and management fees associated with the increased occupancy of the Property.  Further, data processing, accounting and auditing, and insurance costs rose during the period.  Operating expenses for the three months ended June 30, 2001 increased by approximately $29,000 or 34%, principally due to, among other factors, higher data processing, insurance, and management fees incurred during the quarter.

Depreciation and amortization expenses for the six months and three months ended June 30, 2001 rose by approximately $27,000, or 37%, and by approximately $17,000, or 44%, respectively, when compared to the same periods in 2000, primarily due to increased depreciation and amortization on additional tenant improvements and lease costs associated with the increased occupancy of the Property.

The Partnership’s share of unconsolidated joint venture income decreased by approximately $24,000 for the six months ended June 30, 2001, in comparison to the same period in the prior year.  The decrease in income generated by SMMP was primarily due to, among other factors, an increase in utilities associated with higher energy costs and an increase in depreciation expense as a result of additional capitalized tenant improvements at the Sierra Mira Mesa property.  SMMP decrease in income was in large part offset by the recovery of rents previously written-off to bad debt.  During the quarter ended June 30, 2001, the Partnership’s share of unconsolidated joint venture income increased by approximately $124,000 principally due to SMMP rent recoveries.

(c)                      LIQUIDITY AND CAPITAL

As of June 30, 2001, the Partnership is in an illiquid position.  Total cash and billed receivables amount to approximately $38,000 compared to approximately $99,000 in current liabilities.   Cash of approximately $96,000 was used in operating activities and approximately $65,000 was paid for property additions and lease costs during the six months ended June 20, 2001.  The Partnership loaned approximately $191,000 to an affiliate in 2001 relating to the pending consolidation transaction discussed in Note 5 of the financial statements.

The Partnership anticipates cash required to meet debt obligations, operating expenses and costs for the construction of new tenant space will be funded from the operations of the Property and distributions from SMMP.  During the six months ended June 30, 2001, SMMP made distributions of $334,000 to the Partnership.

Inflation:

The Partnership does not expect inflation to be a material factor in its operations in 2001.

SIERRA PACIFIC PENSION INVESTORS '84
(A Limited Partnership)

CONSOLIDATED BALANCE SHEETS
June 30, 2001 and December 31, 2000

	June 30, 2001 (Unaudited)	December 31, 2000

ASSETS

Cash and cash equivalents	$34,185	$33,647
Receivables:
Note receivable, net of deferred gain of $132,471	1,618,300	1,618,300
Unbilled rent	50,826	48,713
Billed rent	3,538	69,118
Interest	87,539	0
Due from affiliate	1,127,583	936,752
Income-producing property - net-of accumulated depreciation and valuation allowance of $2,929,131 and $2,861,598, respectively	1,178,271	1,208,166
Investment in unconsolidated joint venture	6,936,910	7,063,438
Other assets - net of accumulated amortization of $223,467 and $197,100, respectively	240,993	232,067

Total Assets	$11,278,145	$11,210,201

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities	$129,340	$248,108
Note payable	1,340,548	1,349,748

Total Liabilities	1,469,888	1,597,856

Partners' equity (deficit):
General Partner	(181,144)	(183,103)
Limited Partners:
80,000 units authorized,
77,000 issued and outstanding	9,989,401	9,795,448

Total Partners' equity	9,808,257	9,612,345

Total Liabilities and Partners' equity	$11,278,145	$11,210,201

SIERRA PACIFIC PENSION INVESTORS '84
(A Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2001 and 2000
and for the Three Months Ended June 30, 2001 and 2000

	Six Months Ended June 30,		Three Months Ended June 30,

	2001 (Unaudited)	2000 (Unaudited)	2001 (Unaudited)	2000 (Unaudited)

REVENUES:
Rental income	$330,535	$272,542	$165,079	$124,057
Interest income	87,543	79,586	43,771	39,793

Total revenues	418,078	352,128	208,850	163,850

EXPENSES:
Operating expenses	267,689	213,674	114,424	85,600
Depreciation and amortization	101,425	73,957	54,137	37,602
Interest expense	62,524	64,682	31,379	32,114

Total costs and expenses	431,638	352,313	199,940	155,316

(LOSS) INCOME BEFORE PARTNERSHIP'S SHARE OF JOINT VENTURE INCOME	(13,560)	(185)	8,910	8,534

PARTNERSHIP'S SHARE OF UNCONSOLIDATED JOINT VENTURE INCOME	209,472	233,204	229,922	105,878

NET INCOME	$195,912	$233,019	$238,832	$114,412

Net income per limited partnership unit	$2.52	$3.00	$3.07	$1.48

SIERRA PACIFIC PENSION INVESTORS '84
(A Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
For the Year Ended December 31, 2000 and
for the Six Months Ended June 30, 2001

	Limited Partners		General Partner	Total Partners' Equity

	Per Unit	Total

Proceeds from sale of partnership units	$250.00	$19,418,250		$19,418,250
Underwriting commissions and other organization expenses	(37.34)	(2,894,014)		(2,894,014)
Repurchase of 665 partnership units	(0.03)	(151,621)		(151,621)
Cumulative net (loss) income (to December 31, 1999)	(70.59)	(5,435,550)	$133,334	(5,302,216)
Cumulative distributions (to December 31, 1999)	(21.43)	(1,650,006)	(133,334)	(1,783,340)

Partners' equity - January 1, 2000	120.61	9,287,059	0	9,287,059
Transfer among general partner and limited partners	2.42	186,356	(186,356)	0
Net income	4.18	322,033	3,253	325,286

Partners' equity (deficit) - December 31, 2000 (audited)	127.21	9,795,448	(183,103)	9,612,345
Net income (unaudited)	2.52	193,953	1,959	195,912

Partners' equity (deficit) - June 30, 2001 (unaudited)	$129.73	$9,989,401	$(181,144)	$9,808,257

SIERRA PACIFIC PENSION INVESTORS '84
(A Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2001 and 2000

	2001 (Unaudited)	2000 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$195,912	$233,019
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	101,425	73,957
Partnership's share of unconsolidated joint venture income	(209,472	(233,204
Decrease (increase) in rent receivable	63,467	(28,554)
Increase in interest receivable	(87,539)	(79,581)
Increase in other assets	(40,817)	(40,008)
(Decrease) increase in accrued and other liabilites	(118,768)	4,842

Net cash used in operating activities	(95,792)	(69,529)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property additions	(37,639)	(24,012)

Net cash used in investing activities	(37,639)	(24,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(9,200)	(40,179)
Capital contributions to unconsolidated joint venture	0	(34,000)
Distributions from unconsolidated joint venture	334,000	283,000
Loan to affiliate	(190,831)	(135,727)

Net cash provided by financing activities	133,969	73,094

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	538	(20,447)
CASH AND CASH EQUIVALENTS - Beginning of period
Beginning of period	33,647	31,562

CASH AND CASH EQUIVALENTS - End of period
End of period	$34,185	$11,115

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for real estate taxes	$56,324	$56,324

Cash paid during the period for interest	$62,942	$65,257

SIERRA PACIFIC PENSION INVESTORS ’84 AND SUBSIDIARY
(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          BASIS OF FINANCIAL STATEMENTS

In the opinion of Sierra Pacific Pension Investors ‘84’s (the Partnership) management, these unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at June 30, 2001 and results of operations and cash flows for the periods presented.  All adjustments included in these financial statements are of a normal and recurring nature.  The financial statements include the accounts of Sierra Valencia, LLC, a wholly-owned subsidiary.  All significant intercompany balances are eliminated in consolidation.  The Partnership consolidates all entities in which it has a controlling equity interest.   These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 2000.

Certain reclassifications have been made to the June 30, 2000 Consolidated Statement of Cash Flows to conform to the June 30, 2001 presentation.

2.          RELATED PARTY TRANSACTIONS

Included in the financial statements for the six months ended June 30, 2001 and 2000 are affiliate transactions as follows:

	June 30

	2001	2000

Management fees	$13,097	$7,882
Administrative fees	40,052	37,881
Leasing fees	27,027	0
Construction fees	11,508	0

On April 16, 2001, the combined financial statements of the parent of the general partner and other affiliates, including the general partner, (the Company) were issued.  The independent public accountants report on such statements contained an explanatory paragraph relating to the ability of the Company to continue as a going concern.  The Company experienced losses in the periods presented and has a net capital deficiency.  Certain entities in the combined financial statements have not made debt payments when due and various lenders placed $10,520,000 of debt in default.  Certain entities also needed to pay or refinance a significant amount of debt coming due in the next twelve months.  These factors raise substantial doubt about the ability of the combined entities to continue as a going concern.

Management of the Company has plans related to these matters, which include, in addition to those items discussed above, obtaining additional loans from shareholders, obtaining extensions from lenders or refinancing all debts through the completion of the transaction discussed in Note 5.  In addition, if necessary, management believes it could sell properties to generate cash to pay debt.  The Partnership does not believe that the effect of the ultimate outcome of the circumstances surrounding the Company will have a material adverse effect on its results of operations or financial position.

3.          INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners (SMMP) was formed in 1985 between the Partnership and Sierra Pacific Development Fund II (SPDFII), an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California.  The Partnership’s initial ownership interest in SMMP was 49%; the remaining 51% was owned by SPDFII.  Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner.  At June 30, 2001 the Partnership’s interest in SMMP was 80.32%; the remaining 19.68% interest is owned by SPDFII.

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned California general partnership.  Summarized income statement information for SMMP for the six months ended June 30, 2001 and 2000 is as follows:

	June 30

	2001	2000

Rental income	$1,136,216	$1,096,679
Total revenues	1,273,279	1,220,016
Operating expenses	488,642	446,008
Share of unconsolidated joint venture income	25,410	81,931
Net income	203,757	326,619

As of June 30, 2001, SMMP holds a 51.51% interest in Sorrento II Partners (SIIP), a California general partnership with Sierra Pacific Institutional Properties V formed in 1993, a 0% interest in Sierra Creekside Partners (SCP), a California general partnership with Sierra Pacific Development Fund formed in 1994, and a 33.55% interest in Sierra Vista Partners (SVP), a California general partnership with Sierra Pacific Development Fund III formed in 1994.

Summarized income statement information for these Partnerships, which are accounted for by SMMP under the equity method, for the six months ended June 30, 2001 and 2000 is as follows:

	SCP		SVP		SIIP

	June 30		June 30		June 30

	2001	2000	2001	2000	2001	2000

Rental income	$602,808	$489,777	$0	$0	$632,968	$699,130
Total revenues	602,808	489,777	0	0	632,968	710,335
Operating expenses	356,843	268,936	21,765	13,735	281,341	236,241
Extraordinary loss	0	46,020	0	0	0	0
Net (loss) income	(74,323)	(149,586)	(21,765)	(13,735)	172,988	214,281

4.          PARTNERS’ EQUITY

Equity and net income (loss) per limited partnership unit is determined by dividing the limited partners’ share of the Partnership’s equity and net income by the number of limited partnership units outstanding, 77,000.

During 2000, an amount was transferred between the partners’ equity accounts such that 99% of cumulative operating income, gains, losses, deductions and credits of the Partnership is allocated among the limited partners and 1% was allocated to the general partner.  Management does not believe that the effect of this transfer was significant.

5.          PENDING TRANSACTION

CGS Real Estate Company, Inc. (CGS), and affiliate of the corporate general partner of the Partnership, is continuing the development of a plan which will combine the Partnership’s property with the properties of other real estate partnerships managed by CGS and its affiliates.  These limited partnerships own office properties, industrial properties, shopping centers and residential apartment properties.  It is expected that the acquiror, American Spectrum Realty, Inc. (ASR), would qualify in the future as a real estate investment trust.  Limited partners would receive shares of common stock in ASR, which would be listed on a national securities exchange.

The Partnership’s participation in this plan will require the consent of its limited partners.  ASR filed a registration statement on Form S-4 August 14, 2000 relating to the solicitation of consents with the SEC.  The registration statement was amended February 14, 2001, April 24, 2001, June 26, 2001, and August 7, 2001 and was declared effective by the SEC on August 8, 2001.  The plan and the benefits and risks thereof were described in detail in the final prospectus/consent solicitation statement included in the registration statement filed under the Securities Act of 1933 at the time it was declared effective by the SEC. Solicitation materials will be provided to limited partners in connection with the solicitation of the consent of the limited partners.  There can be no assurances that the plan described above will be consummated.

As of June 30, 2001, the Partnership has paid a total of $1,127,583 in expenses relating to the pending transaction.  These costs primarily relate to professional fees and are recorded as an affiliate receivable on the balance sheet.  When the transaction is finalized, the Partnership will be compensated with additional stock.  If the transaction is terminated, the Partnership will be reimbursed by CGS for all costs incurred.

6.          RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value.  The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Partnership adopted the accounting provisions of SFAS No. 133 in 2001.  The implementation of SFAS No. 133 did not have a significant effect on the Partnership’s financial conditions or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which summarizes certain of the SEC staff’s views on applying generally accepted accounting principles to revenue recognition in financial statements.  The Partnership adopted the accounting provisions of SAB 101 in 2000.  The implementation of SAB 101 did not have a significant effect on the Partnership’s financial condition or results of operations.

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

SIERRA PACIFIC PENSION INVESTORS ‘84 a Limited Partnership S-P PROPERTIES, INC. General Partner

Date:	August 13, 2001	/s/ Thomas N. Thurber

Thomas N. Thurber President and Director

Date:	August 13, 2001	/s/ G. Anthony Eppolito

G. Anthony Eppolito Chief Accountant